Form 10QSB
period 2006-06-30
SILICON SOUTH INC
filed 2006-08-10
CIK 1093928

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, the Company had 7,315,500 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SILICON SOUTH, INC.

(A Development Stage Company)

TABLE OF CONTENTS

		Page

Part I	Financial Information

	Balance Sheets (Unaudited) – June 30, 2006	3
	and December 31, 2005

	Statements of Operations (Unaudited) for the	4
	Six Months Ended June 30, 2006 and 2005

	Statement of Shareholders’ Deficit for the	5
	Six Months Ended June 30, 2006 and 2005

	Statements of Cash Flows (Unaudited) for the	6
	Six Months Ended June 30, 2006 and 2005

	Notes to the Condensed Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial	10
	Condition and Results of Operations

	Item 3. Controls and Procedures	12

Part II	Other Information

	Item 6. Exhibits and Reports on Form 8-K	13

	Signatures	13

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

SILICON SOUTH, INCORPORATED

BALANCE SHEET

June 3, 2006 and December 31, 2005

	(Unaudited)
	2006	2005
ASSETS
Current assets
Cash in bank	$174	$0
Deposits on hand		5,600
Total current assets	174	5,600

Equipment and parts	0	0
Accumulated Depreciation
Net fixed assets	0	0
Patent costs	0
Total assets	$174	$5,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$0	$0
Accrued interest	23,005	19,786
State corporate tax payable	4,000	3,200
Total current liabilities	27,005	22,986

Notes payable related parties	57,901	48,901
Total liabilities	84,906	71,887

Shareholders' equity
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(232,832)	(214,387)
Total shareholders' equity	(84,732)	(66,287)
Total liabilities and shareholders' equity	$174	$5,600

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF OPERATIONS

For the six months ending June 30, 2006 and 2005

	2006	2005
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	78
Professional fees	14,325	0
Total expenses	14,325	0
Net loss prior to income taxes	(14,325)	0
Other income and (Expense)
Interest expense	(3,320)	(2,600)
State Corporate tax expense	(800)	(800)
Net loss	$(18,445)	$(3,400)
Loss per common share
Weighted average of	$(0.01)	$(0.01)
shares outstanding	7,315,500	3,855,200

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF SHAREHOLDERS' DEFICIT

For the six months ended June 30, 2006 and 2005

2005
	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2004	3,855,200	$3,855	$86,945	$(185,980)	$(95,180)
Loss for the period				(3,400)	(3,400)
	3,855,200	$3,855	$86,945	$(189,380)	$(98,580)

2006
December 31, 2005	7,315,500	$7,315	$140,785	$(214,387)	$(66,287)
Loss for the period				(18,445)	(11,630)
	7,315,500	$7,315	$140,785	$(232,832)	$(77,917)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the six months ending June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(18,445)	$(3,400)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation
Increase in accrued interest
Increase in current liabilities	4,019	2,100
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(14,426)	(1,300)
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Cash deposited	5,600	0
Loans for stock holders	9,000	0

NET CASH REALIZED
FROM FINANCING ACTIVITIES	14,600	0
INCREASE IN CASH
AND CASH EQUIVALENTS	174	(1,300)
Cash and cash equivalents
at the beginning of the year	0	85
CASH AND CASH EQUIVALENTS
AT YEAR END	$174	$(1,215)

The accompanying notes are an integral part of these financial statements

Silicon South, Inc

Footnotes to the Financial Statements

_______________________________________________________________________________

June 30, 2006 and 2005

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations for the six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.  The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2006 and 2005.

The Company borrowed $9,000 and $0 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2006 and 2005 respectively.

4.

Three Month Data

	2006	2005
Revenue	$0	$0
Expenses	3,325	0
Operating Loss	(3,325)	0
Other Revenue and Expense	(1,660)	(1,250)
Three Month Loss	$(4,925)	$(1,250)

5.        Going concern

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

Results of Operations for the Six Month Periods Ended June 30, 2006 and 2005

The Company has not generated revenue for the periods ending June 30, 2006 and 2005.

The Company had general and administrative expenses of $14,325 during the six months ended June 30, 2006,  interest expense of $3,320 and tax expense of $800 resulting in a net loss of $18,445.  During the same period in 2005, the Company experienced $-0- in general and administrative expenses, $2,600 in interest expense and $800 in tax expense resulting in a net loss of $3,400.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  Increased expenses for the three months ended June 30, 2006 are attributed to our filing a registration statement on Form 10-SB with the Securities and Exchange Commission.

Liquidity and Capital Resources

At June 30, 2006, the Company’s total assets consisted of $174 in cash.  Liabilities at June 30, 2006 totaled $84,906 and consisted of $23,005 in accrued interest, $4,000 in taxes payable and $57,901 in notes payable to related parties.

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

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Silicon South, Inc. during the quarter ended June 30, 2006.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive	Attached
		Officer/ Principal Financial Officer pursuant
		to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer/	Attached
		Principal Financial Officer pursuant to U.S.C.
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

SILICON SOUTH, INC.

Date: August 9, 2006

By:  /s/ Zagros Shahvaran

Zagros Shahvaran

President and Chief Financial Officer