Form 10KSB
period 2006-12-31
SILICON SOUTH INC
filed 2007-03-08
CIK 1093928

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden
Hours per response 1646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number

000-51906

SILICON SOUTH, INC.

(Name of small business issuer in its charter)

NEVADA	77-0458478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City, NV 89703

(Address of principal executive offices)       (Zip Code)

Issuer’s telephone number 702-234-4148

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☒     No ☐

State issuer’s revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On March 3, 2007 the aggregate market value of the voting stock of Silicon South, Inc., Inc. held by non-affiliates of the registrant was $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   7,315,500 shares of common stock, $.001 par value issued and outstanding as of March 3, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

PART I

Item 1.

Description of Business.

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

Item 2.

Description of Property.

We do not currently own any property.  We utilize office space in the residence of our President at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

We are not currently listed or traded on any market.  At December 31, 2006, the number of record holders of our Common Stock was 57. Total shares issued and outstanding were 7,315,500.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934.  Ventures-United, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements.  Words such as “May,” “Will,” “Expect,” “Believe,” “Anticipate,” “Intend,” and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report.  Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

Plan of Operation

The Company had no operations and generated no revenue for the years ended December 31, 2005 and 2006. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended December 31, 2006 and 2005 were $26,711 and $-0- respectively. Interest expense to related party was $6,870 for the fiscal year ended December 31, 2006 and $5,816 for the fiscal year ended December 31, 2005.  The Company owed $800 for state corporate tax expense in 2006 and 2005.  Net loss for the fiscal year ended December 31, 2006 was $34,381 compared to $15,306 for the same period in 2005.  Expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

Liquidity and Capital Resources

As of December 31, 2006, the Company had $114 in cash and no other assets.  Liabilities were $100,782 as of December 31, 2006 and consisted of $5,120 in accounts payable, $26,656 in accrued interest, $4,000 in state corporate tax payable and $65,006 in notes payable to related parties.  Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Recent Changes in Securities

None.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 13.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2006.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section  16(a) of the Exchange Act.

The following table sets forth the name, age, and position of each officer and director of the Company.  All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

The following table sets forth as of March 3, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name	Age	Position	Director or Officer Since
Zagros Shahvaran	32	Sole officer and Director	November, 2005

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Zagros Shahvaran. Mr. Shahvaran  has served as an officer and director of Lucy's Cafe, Inc., a public company, from  inception in 2000 till March of 2005.  Mr. Shahvaran attended MTI Business College in Sacramento, California, where  he majored computer science.  From May 1997 to April 2001, he worked as a business advisor and consultant with Monterey Ventures, Inc.  From April of 1996 to the present Mr.  Shahvaran  has  provided  consulting  services  for small businesses  focusing  on  business  plan  development,  computer  technology and account  management.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation Discussion and Analysis

Our sole officer and director does not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our Company.  Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officer and director anticipates receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Compensation of Directors

None.

Employment Contracts and Termination of Employment and Change in Control Arrangement

There are no employment contracts between the Company and any of its officers or directors.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

The officer and director of the Company will not receive any finder's fee from the Company as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 3, 2006, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 7,315,500 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Zagros Shahvaran(1)	5,600,000	76.5%
	4302 Hollow Road
	Logan, UT 84321

Total Officers and Directors
As a Group (1 Person)		5,600,000	76.5%

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or voidable if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2007 and carry an interest rate of 12%.  The total outstanding as of December 31, 2006 and 2005 was $48,901 and $65,006 respectively.

Item 13.  Exhibits

Exhibit #	Title	Location

3.1	Articles of Incorporation	*

3.1a	Amendment to Articles of Incorporation	*

3.2	Bylaws	*

31	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to
U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002**

*

Incorporated by reference. Filed as exhibit to Form 10-KSB filed April 7, 2006

**

The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,140 for fiscal year ended 2005 and $6,360 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2005 was $250 and $250 for 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON SOUTH, INC.

Date: March 6, 2007

/s/ Zagros Shahvaran

Zagros Shahvaran

Princiapl Executive Officer

Date: March 6, 2007

/s/ Zagros Shahvaran

Zagros Shahvaran

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zagros Shahvaran

Zagros Shahvaran

Date: March 6, 2007

HAWKINS ACCOUNTING
Certified Public Accountant

Audit  .  tax  .  consulting

To the Board of Directors and Shareholders

Silicon South, Inc.

San Diego, California

Report of Independent Registered Public Accounting Firm

I have audited the balance sheet of Silicon South, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silicon South, Inc as of December 31, 2005 and 2004, the results of operations and it’s cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Hawkins Accounting

Hawkins Accounting

Los Angeles, CA

January 5, 2007

SILICON SOUTH, INCORPORATED

BALANCE SHEET

December 31, 2006 and 2005

ASSETS	2006	2005

Current assets
Cash in bank	$114	$0
Deposits on hand		5,600
Inventory		0
Total current assets	114	5,600

Total assets	$228	$5,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,120	$0
Accrued interest	26,656	19,786
State corporate tax payable	4,000	3,200
Total current liabilities	35,776	22,986

Notes payable related parties	65,006	48,901
Total liabilities	100,782	71,887

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(248,768)	(214,387)
Total shareholders' equity	(100,668)	(66,287)

Total liabilities and shareholders' equity	$114	$5,600

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF OPERATIONS

For the year ending December 31, 2006 and 2005

	2006	2005
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	138	0
Professional fees	26,573	0
Total expenses	26,711	0
Net loss from operations	(26,711)	0
Other income (expense)
Loss on sale	0	(8,690)
Interest expense	(6,870)	(5,816)
State corporate tax expense	(800)	(800)
Total other income (expense)	(7,670)	(15,306)

Net income (loss)	$(34,381)	$(15,306)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	7,315,500	4,583,233

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the year ending December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(34,381)	$(15,306)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	6,870	5,816
Increase in state franchise tax	800	800
Loss on transfer of assets		8,690
Increase in accounts payable	5,120
Increase (Decrease)of deposits on hand	5,600	5,600
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(15,991)	5,600
INVESTING ACTIVITIES
Assets transferred	0	12,098
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Sale of common stock		5,600
Borrowings from shareholder	16,105	813
NET CASH REALIZED
FROM FINANCING ACTIVITIES	16,105	6,413
INCREASE IN CASH
AND CASH EQUIVALENTS	114	(85)
Cash and cash equivalents
at the beginning of the year	0	85
CASH AND CASH EQUIVALENTS
AT YEAR END	$114	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF SHAREHOLDERS' DEFICIT

December 31, 2006 and 2005

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2004	4,115,500	$4,115	$140,785	$(199,081)	$(54,181)
Return of stock for assets	(2,400,000)	(2,400)	0	0	(2,400)
Net effect of asset swap	0	0	0	0	0
Net loss for period	0	0	0	(15,306)	(15,306)
December	5,600,000	5,600	0	0	5,600
December 31, 2005	7,315,500	$7,315	$140,785	$(214,387)	$(66,287)

December 31, 2005	7,315,500	$7,315	$140,785	$(214,387)	$(66,287)
Net loss for period	0	0	0	(34,381)	(34,381)
	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)

The accompanying notes are an integral part of these financial statements

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business – The Company was incorporated under the laws of the State of Nevada on June 20, 1997. The Company for the past several years has had no activity.  Silicon South, Inc (the “Company) is a shell entity that is in the market for a merger with an appropriate company.

Pervasiveness of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents – For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Inventories – Inventory, which includes parts and the packaging materials for those parts, is valued at the lower of cost or market on a first in first out method.

Property and equipment – Property and equipment are recorded at cost.  Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized.  When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation is provided using the straight-line method, over the useful lives of the assets.  Since the company has yet to commence operations, no depreciation has been taken.  Equipment consists of moldings being developed.

Income taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

Recent Accounting Pronouncements - The following accounting pronouncements if implemented would have no effect on the financial statements of the Company. In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company in fiscal 2008.  The Company has not yet determined the impact of this new accounting interpretation on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on the Company’s results from operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2009. The Company does not believe SFAS No. 157 will have a material impact on the Company’s results from operations or financial position.

FASB 154 issued in May 2005 pertains accounting changes and error corrections.  None exist for the Company.

NOTE 2:

COMMON STOCK

The Company in November 2005  sold its inventory and assets to the majority shareholder in exchange for his surrendering 2,400,000 shares of the Company’s stock.  This transaction resulted in a loss on the exchange of the assets of $2,651. The shareholder was the only officer of the Company and he resigned from the board and vacated his office.

In November 2005, the Company sold 5,600,000 shares of stock for $5,600 to the new office of the corporation.  As of the end of the year the funds had not been deposited into the Company’s bank account that had yet to be opened at year end.

There were no equity or stock transactions for the period ending December 31, 2006.

NOTE 3:

NOTES PAYABLE RELATED PARTIES

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2007 and carry an interest rate of 12%.  The total outstanding as of December 31, 2006 and 2005 was $65,006 and $48,901.

NOTE 4:

INCOME TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $80,000 resulting from a net loss before income taxes, and a deferred tax expense of $70,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2014 2024 and 2025.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.