Form 10QSB
period 2007-03-31
SILICON SOUTH INC
filed 2007-05-02
CIK 1093928

     OMB APPROVAL
                    OMB Number: 3235-0416
                    Expires:  March 31, 2007
                    Estimated average burden
                    Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

    (Mark One)

    xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

    ⁪ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes xx No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).
                Yes xx No ⁪

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                                 Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2007, the Company had 7,315,500 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SILICON SOUTH, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - March 31, 2007                                3
and December 31, 2006

Statements of Operations (Unaudited) for the                              4
Three Months Ended March 31, 2007 and 2006

Statement of Shareholders’ Deficit for the                                   5
Three Months Ended March 31, 2007 and 2006

Statements of Cash Flows (Unaudited) for the                                6
Three Months Ended March 31, 2007 and 2006

Notes to the Condensed Financial Statements                                7

Item 2.  Management’s Discussion and Analysis of Financial                     10
Condition and Results of Operations

Item 3.  Controls and Procedures                                  12

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                     12

Signatures                                                  13

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
SILICON SOUTH, INC.
BALANCE SHEET
March 31, 2007 and December 31, 2006
	Unaudited
ASSETS	2007	2006

Current assets
Cash in bank	$82	$114
Deposits on hand
Inventory
Total current assets	82	114

Total assets	$82	$114

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,656	$5,120
Accrued interest	28,606	26,656
State corporate tax payable	4,800	4,000
Total current liabilities	37,062	35,776

Notes payable related parties	67,922	65,006
Total liabilities	104,984	100,782

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(253,002)	(248,768)
Total shareholders' equity	(104,902)	(100,668)

Total liabilities and shareholders' equity	$82	$114

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC.
STATEMENT OF OPERATIONS
For the three months ending March 31, 2007 and 2006

	2007		2006
Sales	$		$0
Cost of Goods			0
Gross profit			0
Expenses
Bank charges		32	0
Professional fees		1,452	11,000
Total expenses		1,484	11,000
Net loss prior to income taxes		(1,484)	(11,000)
Other income and (Expense)
Interest expense		(1,950)	(1,660)
State Corporate tax expense		(800)	(800)
Net loss		$(4,234)	$(13,460)

Loss per common share		$0.01	$(0.01)
Weighted average of shares outstanding		7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
For the three months ending March 31, 2007 and 2006

2005

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	7,315,500	$7,315	$140,785	$(214,387)	$(66,287)
Loss for the period				(13,460)	(11,630)
March 31, 2006	7,315,500	$7,315	140,785	$(227,847)	$(77,917)

2006
December 31, 2006	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)
Loss for the period				(4,234)	(4,234)
March 31, 2007
	7,315,500	$7,315	$140,785	$(253,002)	$(104,902)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC.
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the three months ending March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(4,234)	$(13,460)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation
Increase in accrued interest	1,950
Increase (Decrease) in current liabilities	(664)	2,460
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(2,948)	(11,000)
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Cash deposited		5,600
Loans for stock holders	2,916	6,000

NET CASH REALIZED
FROM FINANCING ACTIVITIES	2,916	11,600
INCREASE IN CASH
AND CASH EQUIVALENTS	(32)	600
Cash and cash equivalents
at the beginning of the year	114	0
CASH AND CASH EQUIVALENTS
AT YEAR END	82	$600

The accompanying notes are an integral part of these financial statements

Silicon South, Inc
Footnotes to the Financial Statements
March 31, 2007 and 2006

1.  Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2006 and 2005. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

Silicon South, Inc
Footnotes to the Financial Statements
March 31, 2007 and 2006

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

Silicon South, Inc
Footnotes to the Financial Statements
March 31, 2007 and 2006

3. Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2007 and 2006.

The Company borrowed $2,916 and $6,000 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2007 and 2006 respectively.

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

Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006

The Company has not generated revenue for the periods ending March 31, 2007 and 2006.

The Company had general and administrative expenses of $1,484 during the three months ended March 31, 2007, interest expense of $1,950 and tax expense of $800 resulting in a net loss of $4,234. During the same period in 2006, the Company experienced $11,000 in general and administrative expenses, $1,660 in interest expense and $800 in tax expense resulting in a net loss of $13,460. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Increased expenses for the three months ended March 31, 2006 are attributed to our filing a registration statement on Form 10-SB with the Securities and Exchange Commission and preparing our periodic reports.

Liquidity and Capital Resources

At March 31, 2007, the Company’s total assets consisted of $82 in cash.  Liabilities at March 31, 2007 totaled $104,984 and consisted of $3,656 in accounts payable, $28,606 in accrued interest, $4,800 in taxes payable and $67,922 in notes payable to related parties.

The Company borrowed $2,916 and $6,000 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2007 and 2006 respectively.

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

No reports on Form 8-K were filed by Silicon South, Inc. during the quarter ended March 31, 2007.

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

SILICON SOUTH, INC.

Date:    5/2/2007                 /s/  Zagros Shahvaran
                                              President and Chief Financial Officer