Form 10QSB
period 2007-06-30
SILICON SOUTH INC
filed 2007-08-09
CIK 1093928

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of August 2, 2007, the Company had 7,315,500 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SILICON SOUTH, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - June 30, 2007                                                                                                       3
and December 31, 2006

Statements of Operations (Unaudited) for the                                                                                                  4
Six Months Ended June 30, 2007 and 2006

Statement of Shareholders’ Deficit for the                                                                                                         5
Six Months Ended June 30, 2007 and 2006

Statements of Cash Flows (Unaudited) for the                                                                                                 6
Six Months Ended June 30, 2007 and 2006

Notes to the Condensed Financial Statements                                                                                                 7

Item 2.  Management’s Discussion and Analysis of Financial                                                                     10
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                       12

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                       12

Signatures                                                                                                                                                             13

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
SILICON SOUTH, INC.
BALANCE SHEET
June 30, 2007 and December 31, 2006
	(Unaudited)
	2007	2006
ASSETS

Current assets
Cash in bank	$60	$114
Total current assets	60	114
Total assets	$60	$114

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,773	$5,120
Accrued interest	30,556	26,656
State corporate tax payable	4,800	4,000
Total current liabilities	38,129	35,776

Notes payable related parties	70,960	65,006
Total liabilities	109,089	100,782

Shareholders' equity
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(257,129)	(248,768)
Total shareholders' equity	(109,029)	(100,668)
Total liabilities and shareholders' equity	$60	$114

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC.
STATEMENT OF OPERATIONS
For the six months ending June 30, 2007 and 2006

	2007	2006
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	84	78
Professional fees	3,577	14,325
Total expenses	3,661	14,325
Net loss prior to income taxes	(3,661)	(14,325)
Other income and (Expense)
Interest expense	(3,900)	(3,320)
State Corporate tax expense	(800)	(800)
Net loss	$(8,361)	$(18,445)
Loss per common share
Weighted average of	$(0.00)	$(0.01)
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
For the six months ending June 30, 2007 and 2006

2006

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	3,855,200	$3,855	$86,945	$(214,387)	$(123,587)
Loss for the period				(18,445)	(18,445)
	3,855,200	$3,855	$86,945	(232,832)	$(142,032)

2007
December 31, 2006	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)
Loss for the period				(8,361)	(11,630)
	7,315,500	$7,315	140,785	$(257,129)	$(112,298)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC.
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the six months ending June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(8,361)	$(18,445)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State taxes	800
Increase in accrued interest	3,900
Increase in current liabilities	(2,347)	4,019
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(6,008)	(14,426)
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Cash deposited		5,600
Loans for stock holders	5,954	9,000

NET CASH REALIZED
FROM FINANCING ACTIVITIES	5,954	14,600
INCREASE IN CASH
AND CASH EQUIVALENTS	(54)	174
Cash and cash equivalents
at the beginning of the year	114	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$60	$174

The accompanying notes are an integral part of these financial statements

Silicon South, Inc
Footnotes to the Financial Statements
June 30, 2007 and 2006

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations for the six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

The Company borrowed $5,954 and $9,000 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2007 and 2006 respectively.

4. Three Month Data

2006   2005
Revenue                                                                                  $ 0                                 $ 0
Expenses                                                                              2,177                            3,325
Operating Loss                                                                  (2,177)                           3,325
Other Revenue and Expense                                            (1,950)                        (1,660)
Three Month Loss                                                           $(4,127)                      $ (4,985)

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

Results of Operations for the Six Month Periods Ended March 31, 2007 and 2006

The Company has not generated revenue for the periods ending June 30, 2007 and 2006.

The Company had general and administrative expenses of $3,577 during the six months ended June 30, 2007, interest expense of $3,900 and tax expense of $800 resulting in a net loss of $8,361. During the same period in 2006, the Company experienced $14,325 in general and administrative expenses, $3,320 in interest expense and $800 in tax expense resulting in a net loss of $18,445. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Increased expenses for the six months ended March 31, 2006 are attributed to our filing a registration statement on Form 10-SB with the Securities and Exchange Commission and preparing our periodic reports.

Liquidity and Capital Resources

At June 30, 2007, the Company’s total assets consisted of $60 in cash.  Liabilities at June 30, 2007 totaled $109,089 and consisted of $2,773 in accounts payable, $30,556 in accrued interest, $4,800 in taxes payable and $70,960 in notes payable to related parties.

The Company borrowed $5,954 and $9,000 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2007 and 2006 respectively.

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

No reports on Form 8-K were filed by Silicon South, Inc. during the quarter ended June 30, 2007.

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

SILICON SOUTH, INC.

Date: August 9, 2007                   By:  /s/ Zagros Shahvaran
                                                                                                                              President and Chief Financial Officer