Form 10QSB
period 2007-09-30
SILICON SOUTH INC
filed 2007-11-09
CIK 1093928

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 8, 2007, the Company had 7,315,500 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05)       Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SILICON SOUTH, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - September 30, 2007
and December 31, 2006                                                                                                                                         3

Statements of Operations (Unaudited) for the
Nine Months Ended September 30, 2007 and 2006                                                                                          4

Statement of Shareholders’ Deficit for the
Nine Months Ended September 30, 2007 and 2006                                                                                          5

Statements of Cash Flows (Unaudited) for the
Nine Months Ended September 30, 2007 and 2006                                                                                         6

Notes to the Condensed Financial Statements                                                                                               7

Item 2.  Management’s Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                           10

Item 3.  Controls and Procedures                                                                                                                      12

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                       13

Signatures                                                                                                                                                             13

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
SILICON SOUTH, INCORPORATED
BALANCE SHEET
September 30, 2007 and December 31, 2006
	(Unaudited)
	2007	2006
ASSETS

Current assets
Cash in bank	$60	$114
Total current assets	60	114
Total assets	$60	$114

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,773	$5,120
Accrued interest	32,775	26,656
State corporate tax payable	4,800	4,000
Total current liabilities	40,348	35,776

Notes payable related parties	73,960	65,006
Total liabilities	114,308	100,782

Shareholders' equity
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(262,348)	(248,768)
Total shareholders' equity	(114,248)	(100,668)
Total liabilities and shareholders' equity	$60	$114

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
STATEMENT OF OPERATIONS
September 30, 2007 and December 31, 2006

	2007	2006
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	84	108
Professional fees	6,577	16,453
Total expenses	6,661	16,561
Net loss prior to income taxes	(6,661)	(16,561)
Other income and (Expense)
Interest expense	(6,119)	(5,070)
State Corporate tax expense	(800)	(800)
Net loss	$(13,580)	$(22,431)
Loss per common share
Weighted average of	$(0.00)	$(0.01)
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
STATEMENT OF SHAREHOLDERS’ DEFICIT
September 30, 2007 and December 31, 2006

2006

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	3,855,200	$7,315	$140,785	$(214,387)	$(66,287)
Loss for the period				(4,700)	(4,700)
	3,855,200	$7,315	$140,785	(219,087)	$(70,987)

2007
December 31, 2006	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)
Loss for the period				(13,580)	(13,580)
	7,315,500	$7,315	140,785	$(262,348)	$(114,248)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
STATEMENT OF CASH FLOWS-INDIRECT METHOD
September 30, 2007 and December 31, 2006

	2007	2006
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(13,580)	$(18,445)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State taxes	800
Increase in accrued interest	6,119
Increase in current liabilities	(2,347)	4,019
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(9,008)	(14,426)
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Cash deposited		5,600
Loans for stock holders	8,954	9,000

NET CASH REALIZED
FROM FINANCING ACTIVITIES	8,954	14,600
INCREASE IN CASH
AND CASH EQUIVALENTS	(54)	174
Cash and cash equivalents
at the beginning of the year	114	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$60	$174

The accompanying notes are an integral part of these financial statements

Silicon South, Inc.
Footnotes to the Financial Statements
September 30, 2007 and 2006

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

FASB 154 issued in May 2005 pertains to accounting changes and error corrections. None exist for the Company.

3. Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2007 and 2006.

The Company borrowed $8,954 and $10,578 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2007 and 2006 respectively.

4. Three Month Data

2007                    2006
Revenue                                                                         $ 0                       $ 0
Expenses                                                                   3,000        2,236
Operating Loss                                                       (3,000)                  (2,236)
Other Revenue and Expense                                 (2,219)     (1,750)
Three Month Loss                                                $(5,219)               $ (3,986)

5. Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $13,580, a negative working capital deficiency of $9,008 and a stockholders’ deficiency of $114,248. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations for the Nine Month Periods Ended September 30, 2007 and 2006

The Company has not generated revenue for the periods ending September 30, 2007 and 2006.

The Company had general and administrative expenses of $6,661 during the nine months ended September 30, 2007, interest expense of $6,119 and tax expense of $800 resulting in a net loss of $13,580. During the same period in 2006, the Company experienced $16,561 in general and administrative expenses, $5,070 in interest expense and $800 in tax expense resulting in a net loss of $22,431. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources

At September 30, 2007, the Company’s total assets consisted of $60 in cash.  Liabilities at September 30, 2007 totaled $114,308 and consisted of $2,773 in accounts payable, $32,775 in accrued interest, $4,800 in taxes payable and $73,960 in notes payable to related parties.

The Company borrowed $8,954 and $10,578 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2007 and 2006 respectively.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Silicon South, Inc. during the quarter ended September 30, 2007.

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

SILICON SOUTH, INC.

Date: November 9, 2007                                                                       By: /s/ Zagros Shahvaran
                                                                                                                             President and Chief Financial Officer