Form 10KSB
period 2007-12-31
SILICON SOUTH INC
filed 2008-02-13
CIK 1093928

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

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
Yes [xx ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ x ]    No [  ]

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

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SSOU.”  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 11, 2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   7,315,500 shares of common stock, $.001 par value issued and outstanding as of February 11, 2008.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No xxx

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

Item 4.                       Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                       Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SSOU.”  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.  At December 31, 2007, the number of record holders of our Common Stock was 57. Total shares issued and outstanding were 7,315,500.

	CLOSING BID		CLOSING ASK

2007	High	Low	High	Low

Feb. 13 (first avail. Thru Mar. 30	NONE	NONE	NONE	NONE

Apr. 2 Thru June 29	1.01	1.01	NONE	NONE

July 2 thru Sept. 28	1.01	1.01	NONE	NONE

Oct. 1 thru Dec. 31	1.01	1.01	NONE	NONE

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

Plan of Operation

The Company had no operations and generated no revenue for the years ended December 31, 2006 and 2007. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended December 31, 2007 and 2006 were $11,616 and $26,711 respectively. Interest expense to related party was $8,288 for the fiscal year ended December 31, 2007 and $6,870 for the fiscal year ended December 31, 2006.  The Company owed $800 for state corporate tax expense in 2007 and 2006.  Net loss for the fiscal year ended December 31, 2007 was $20,249 compared to $34,381 for the same period in 2006.  Expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

Liquidity and Capital Resources

As of December 31, 2007, the Company had $60 in cash and no other assets.  Liabilities were $120,977 as of December 31, 2007 and consisted of $2,773 in accounts payable, $34,944 in accrued interest, $4,800 in state corporate tax payable and $78,460 in notes payable to related parties.  Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Recent Changes in Securities

None.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 12.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2007.

PART III

Item 9.                       Directors, Executive Officers, Promoters and Control Persons; Compliance With Section16(a) of the Exchange Act.

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

The following table sets forth as of February 11, 2008, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name	Age	Position	Director or Officer Since

                                                                Zagros Shahvaran                                               33            Sole officer and Director                     November, 2005

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of February 11, 2008, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 7,315,500 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

                                               Common                       Zagros Shahvaran (1)                                    5,600,000                                                       76.5%
                                                     4302 Hollow Road
                                                     Logan, UT  84321

Total Officers and Directors
As a Group (1 Person)                                                                                                        5,600,000                                                        76.5%

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

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2009 and carry an interest rate of 12%.  The total outstanding as of December 31, 2007 and 2006 was $78,460 and $65,006 respectively.

Item 13.  Exhibits.

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

*            Incorporated by reference. Filed as exhibit to Form 10-KSB filed April 7, 2006

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,500 for fiscal year ended 2007 and $6,360 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2007 was $250 and $250 for 2006.

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

SILICON SOUTH, INC.

Date: February 13, 2008
/s/ Zagros Shahvaran
PrinciaplExecutive Officer and
PrincipalFinancial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                                               By: /s/Zagros Shahvaran, Sole Director
Date: February 13, 2008

INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                                              Page  13

Balance Sheet - December 31, 2007 and 2007                                                                        Page 14

Statement of Operations -
For the year ending December 31, 2007 and 2006                                                                 Page 15

Statement of Shareholders' Deficit -
December 31, 2007 and 2006                                                                                                    Page 16

Statement of Cash Flows-Indirect Method
For the year ending December 31, 2007 and 2006                                                                 Page 17

Notes to the Financial Statements                                                                                          Pages 18 - 21

To the Board of Directors and Shareholders

Silicon South, Inc
San Diego, California

Report of Independent Registered Public Accounting Firm

I have audited the balance sheets of Silicon South, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silicon South, Inc as of December 31, 2007 and 2006, the results of operations and it’s cash flows for the years ended December 31, 2007 and 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

January 12, 2008
Los Angeles, CA

SILICON SOUTH, INCORPORATED
BALANCE SHEET
December 31, 2007 and 2006

ASSETS	2007	2006

Current assets
Cash in bank	$60	$114
Deposits on hand
Inventory
Total current assets	60	114

Total assets	$60	$114

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,773	$5,120
Accrued interest	34,944	26,656
State corporate tax payable	4,800	4,000
Total current liabilities	42,517	35,776

Notes payable related parties	78,460	65,006
Total liabilities	120,977	100,782

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(269,017)	(269,017)
Total shareholders' equity	(120,917)	(120,917)

Total liabilities and shareholders' equity	$60	$(20,135)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
STATEMENT OF OPERATIONS
For the year ending December 31, 2007 and 2006

	2007	2006
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	84	138
Professional fees	11,077	26,573
Total expenses	11,161	26,711
Net loss from operations	(11,161)	(26,711)
Other income (expense)
Loss on sale	0	0
Interest expense	(8,288)	(6,870)
State corporate tax expense	(800)	(800)
Total other income (expense)	(9,088)	(7,670)

Net income (loss)	$(20,249)	$(34,381)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
STATEMENT OF SHAREHOLDERS' DEFICIT
December 31, 2007 and 2006

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	7,315,500	$7,315	$140,785	$(214,387)	$(66,287)
Return of stock for assets
Net loss for period				(34,381)	(34,381)
December 31, 2005	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)

December 31, 2005	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)
Net loss for period				(20,249)	(20,249)
	7,315,500	$7,315	$140,785	$(269,017)	$(120,917)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the year ending December 31, 2007 and 2006

	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(20,249)	$(34,381)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	8,288	6,870
Increase in state franchise tax	800	800
Loss on transfer of assets		0
Increase in accounts payable	(2,347)	5,120
Increase (Decrease)of deposits on hand	0	5,600
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(13,508)	(15,991)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Sale of common stock		0
Borrowings from shareholder	13,454	16,105
NET CASH REALIZED
FROM FINANCING ACTIVITIES	13,454	16,105
INCREASE IN CASH
AND CASH EQUIVALENTS	(54)	114
Cash and cash equivalents
at the beginning of the year	114	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$60	$114

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1:                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business– The Company was incorporated under the laws of the State of Nevada on June 20, 1997. The Company for the past several years has had no activity.  Silicon South, Inc (the “Company) is a shell entity that is in the market for a merger with an appropriate company.

Pervasiveness of estimates– The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents– For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Inventories– Inventory, which includes parts and the packaging materials for those parts, is valued at the lower of cost or market on a first in first out method.

Property and equipment– Property and equipment are recorded at cost.  Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized.  When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation is provided using the straight-line method, over the useful lives of the assets.  Since the company has yet to commence operations, no depreciation has been taken.  Equipment consists of moldings being developed.

Income taxes– Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.

SILICON SOUTH, INC
Notes to Financial Statements
December 31, 2007 and 2006

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities arerecovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

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

SILICON SOUTH, INC
Notes to Financial Statements
December 31, 2007 and 2006

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

NOTE 2:                  COMMON STOCK

The Company in November 2005  sold its’ inventory and assets to the majority shareholder in exchange for his surrendering 2,400,000 shares of the Company’s stock.  This transaction resulted in a loss on the exchange of the assets of $2,651. The shareholder was the only officer of the Company and he resigned from the board and vacated his office.

In November 2005, the Company sold 5,600,000 shares of stock for $5,600 to the new office of the corporation.  As of the end of the year the funds had not been deposited into the Company’s bank account that had yet to be opened at year end.

There were no equity or stock transactions for the period ending December 31, 2006.

NOTE 3:                  NOTES PAYABLE RELATED PARTIES

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2009 and carry an interest rate of 12%.  The total outstanding as of December 31, 2007 and 2006 was $78,460 and $65,006.

SILICON SOUTH, INC
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 4:                  INCOME TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $80,000 resulting from a net loss before income taxes, and a deferred tax expense of $80,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2014 2024 and 2025.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Management believes it is more likely than not that the benefit from the operating losses will not be realized and as such no asset has been realized.