Form 10-Q
period 2008-03-31
SILICON SOUTH INC
filed 2008-05-15
CIK 1093928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-51906

SILICON SOUTH, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0458478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City, NV	89703 (Zip Code)
(Address of principal executive offices)

702-234-4148
 (Registrant’s telephone number, including area code)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                                 Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes  ☐   No

As of May 13, 2008, there were 7,315,500 shares of common stock, $.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

SILICON SOUTH, INCORPORATED
CONDENSED BALANCE SHEET
March 31, 2008 and December 31, 2007

	Unaudited	December 31, 2007
ASSETS	2008

Current assets
Cash in bank	$33	$0
Deposits on hand
Inventory
Total current assets	33	0

Total assets	$33	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$0	$17
Accounts payable	8,787	1,884
Accrued interest	37,405	34,944
State corporate tax payable	5,600	4,800
Total current liabilities	51,792	41,645

Notes payable related parties	83,608	81,233
Total liabilities	135,400	122,878

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785
Retained deficit	(283,467)	(270,978)
Total shareholders' equity	(135,367)	(263,663)

Total liabilities and shareholders' equity	$33	$(140,785)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2008 and 2007

	2008	2007
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	32
Other costs	6,618
Professional fees	2,610	1,452
Total expenses	9,228	1,484
Net loss from operations	(9,228)	(1,484)
Other income (expense)
Loss on sale	0	0
Interest expense	(2,462)	(1,950)
State corporate tax expense	(800)	(800)
Total other income (expense)	(3,262)	(2,750)

Net income (loss)	$(12,490)	$(4,234)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
For the three months ended March 31, 2008 and 2007

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2006	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)
Net loss for period				(4,234)	(4,234)
March 31, 2007	7,315,500	$7,315	$140,785	$(253,002)	$(104,902)

December 31, 2007	7,315,500	$7,315	$140,785	$(270,978)	$(122,878)
Net loss for period				(12,490)	(12,490)
March 31, 2008	7,315,500	$7,315	$140,785	$(283,467)	$(135,367)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED
CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the three months ended March 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(12,490)	$(4,234)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	2,462	1,950
Increase in state franchise tax	800
Loss on transfer of assets		0
Increase in accounts payable	6,903	(664)
Increase (decrease) in current liabilities	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(2,325)	(2,948)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Bank overdraft	(17)
Sale of common stock		0
Borrowings from shareholder	2,375	2,916
NET CASH REALIZED
FROM FINANCING ACTIVITIES	2,358	2,916
INCREASE IN CASH
AND CASH EQUIVALENTS	33	(32)
Cash and cash equivalents
at the beginning of the year	0	114
CASH AND CASH EQUIVALENTS
AT YEAR END	$33	$82

The accompanying notes are an integral part of these financial statements

 Silicon South, Inc
Footnotes to the Condensed Financial Statements
March 31, 2008 and 2007

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

Silicon South, Inc
Footnotes to the Condensed Financial Statements
March 31, 2008 and 2007

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The Company is currently evaluating the impact, if any, that the provisions of EITF 06-04 and EITF 06-10 will have on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

3.          Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2008 and 2007.

The Company borrowed $50 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2008.

4.          Three Month Data

        2007                                2006
Revenue                                                             $          0                       $            0
Expenses                                                                 9,228                               1,484
Operating Loss                                                       (9,228)                            (1,484)
Other Revenue and Expense                                   (3,262)                            (2,750)
Three Month Loss                                             $ (12,490)                    $      (4,234)

Silicon South, Inc
Footnotes to the Condensed Financial Statements
March 31, 2008 and 2007

5.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $12,490, a negative working capital deficiency of $2,325 and a stockholders’ deficiency of $283,467.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

The Company had general and administrative expenses during the three months ended March 31, 2008 of $9,228, state corporate tax expense of $800 and interest expense of $2,462 resulting in a net loss of $12,490.  During the same period in 2007, the Company experienced $1,484 in general and administrative expenses, $800 in state corporate tax expense and $1,950 in interest expense resulting in a net loss of $4,234.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

AtMarch 31, 2008, the Company’s total assets consisted of $33 in cash.  Liabilities at March 31, 2008 totaled $135,400 and consisted of $8,787 in accounts payable, $37,405 in accrued interest, $83,608 in notes payable to related parties and $5,600 in state corporate tax payable.

Need for Additional Financing

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

Our management with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•	is not listed on a national securities exchange or Nasdaq;
•	is listed in "pink sheets" or on the NASD OTC Bulletin Board;
•	has a price per share of less than $5.00; and
•	is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•	determination of the purchaser's investment suitability;
•	delivery of certain information and disclosures to the purchaser; and
•	receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

•	such rules may materially limit or restrict the ability to resell our common stock, and
•	the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*            The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON SOUTH, INC.

Date: May 14, 2008                                          By: /s/ Zagros Shahvaran
       Zagros Shahvaran
       President and Chief Financial Officer