Form 10-Q
period 2008-06-30
SILICON SOUTH INC
filed 2008-08-13
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

As of June 30, 2008, there were 7,315,500 shares of common stock, $.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

SILICON SOUTH, INCORPORATED

CONDENSED BALANCE SHEET

June 30, 2008 and December 31, 2007

	Unaudited	December 31,
ASSETS	2008	2007
Current assets
Cash in bank	$8	$0
Deposits on hand	-	-
Inventory	-	-
Total current assets	8	0

Total assets	$8	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$0	$17
Accounts payable	10,072	1,884
Accrued interest	39,914	34,944
State corporate tax payable	5,600	4,800
Total current liabilities	55,586	41,645

Notes payable related parties	85,108	81,233
Total liabilities	140,694	122,878

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(288,786)	(270,978)
Total shareholders' equity	(140,686)	(122,878)

Total liabilities and shareholders' equity	$8	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2008 and 2007

	2008	2007
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	25	84
Other costs	6,993	3,577
Professional fees	5,020	0
Total expenses	12,038	3,661
Net loss from operations	(12,038)	(3,661)
Other income (expense)
Loss on sale	0	0
Interest expense	(4,970)	(3,900)
State corporate tax expense	(800)	(800)
Total other income (expense)	(5,770)	(4,700)

Net income (loss)	$(17,808)	$(8,361)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF SHAREHOLDERS' DEFICIT

June 30, 2008 and 2007

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2006	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)
Net loss for period				(8,361)	(8,361)
June 30, 2007	7,315,500	$7,315	$140,785	$(257,129)	$(109,029)

December 31, 2007	7,315,500	$7,315	$140,785	$(270,978)	$(122,878)
Net loss for period				(17,808)	(17,808)
June 30, 2008	7,315,500	$7,315	$140,785	$(288,786)	$(140,686)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the six months ended June 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(17,808)	$(8,361)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	4,970	3,900
Increase in state franchise tax	800	800
Loss on transfer of assets		0
Increase in accounts payable	8,188	0
Increase (Decrease)of current liabilities	0	(2,347)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(3,850)	(6,008)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES	-	0
FINANCING ACTIVITIES
Bank overdraft
Sale of common stock	-	0
Borrowings from shareholder	3,875	5,954
NET CASH REALIZED
FROM FINANCING ACTIVITIES	3,875	5,954
INCREASE IN CASH
AND CASH EQUIVALENTS	25	(54)
Cash and cash equivalents
at the beginning of the year	(17)	114
CASH AND CASH EQUIVALENTS
AT YEAR END	$8	$60

The accompanying notes are an integral part of these financial statements

Silicon South, Inc

Footnotes to the Condensed Financial Statements

June 30, 2008 and 2007

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, the results of operations for the six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors  meeting. There were no monies paid during the six months ended June 30, 2008 and 2007.

The Company borrowed $50 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2008.

4.

Three Month Data – Second Quarter 2008 and 2007

	2008	2007
Revenue	$0	$0
Expenses	(2,810)	(2,177)
Operating Loss	(2,810)	(2,177)
Other Revenue and Expense	(2,508)	(1,950)
Three Month Loss	$(5,318)	$(4,127)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $17,808, a negative working capital deficiency of $3,850 and a stockholders’ deficiency of $288,786.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations for the Six Month Periods Ended June 30, 2008 and 2007

The Company had general and administrative expenses during the three months ended June 30, 2008 of $12,038, state corporate tax expense of $800 and interest expense of $4,970 resulting in a net loss of $17,808.  During the same period in 2007, the Company experienced $3,661 in general and administrative expenses, $800 in state corporate tax expense and $3,900 in interest expense resulting in a net loss of $8,361.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

At June 30, 2008, the Company’s total assets consisted of $8 in cash.  Liabilities at June 30, 2008 totaled $140,694 and consisted of $10,072 in accounts payable, $39,914 in accrued interest, $85,108 in notes payable to related parties and $5,600 in state corporate tax payable.

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

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SILICON SOUTH, INC.

Date: August __, 2008

By: /s/ Zagros Shahvaran

Zagros Shahvaran

President and Chief Financial Officer