Form 10-Q
period 2008-09-30
SILICON SOUTH INC
filed 2008-11-10
CIK 1093928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒   Yes☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2008, there were 7,315,500 shares of common stock, $.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

SILICON SOUTH, INCORPORATED

CONDENSED BALANCE SHEET

September 30, 2008 and December 31, 2007

	Unaudited	December 31,
ASSETS	2008	2007

Current assets
Cash in bank	$0	$0
Deposits on hand
Inventory
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$25	$17
Accounts payable	8,442	1,884
Accrued interest	42,521	34,944
State corporate tax payable	5,600	4,800
Total current liabilities	56,588	41,645

Notes payable related parties	88,628	81,233
Total liabilities	145,216	122,878

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(293,316)	(270,978)
Total shareholders' equity	(145,216)	(122,878)

Total liabilities and shareholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008 and 2007

	2008	2007
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	58	84
Other costs	6,993
Professional fees	6,910	6,577
Total expenses	13,961	6,661
Net loss from operations	(13,961)	(6,661)
Other income (expense)
Loss on sale	0	0
Interest expense	(7,577)	(6,119)
State corporate tax expense	(800)	(800)
Total other income (expense)	(8,377)	(6,919)

Net income (loss)	$(22,338)	$(13,580)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the nine months ended September 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(22,338)	$(13,580)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	7,577	6,119
Increase in state franchise tax	800	800
Loss on transfer of assets		0
Increase in accounts payable	6,558	0
Increase (Decrease)of current liabilities	0	(2,347)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(7,403)	(9,008)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Bank overdraft	25
Sale of common stock		0
Borrowings from shareholder	7,395	8,954
NET CASH REALIZED
FROM FINANCING ACTIVITIES	7,420	8,954
INCREASE IN CASH
AND CASH EQUIVALENTS	17	(54)
Cash and cash equivalents
at the beginning of the year	(17)	114
CASH AND CASH EQUIVALENTS
AT YEAR END	$0	$60

The accompanying notes are an integral part of these financial statements

Silicon South, Inc

Footnotes to the Condensed Financial Statements

September 30, 2008 and 2007

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting forDeferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting forDeferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The Company is currently evaluating the impact, if any, that the provisions of EITF 06-04 and EITF 06-10 will have on its consolidated financial statements.

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

3.          Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2008 and 2007.

The Company borrowed $7,395 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2008.

4.          Three Month Data – Third Quarter 2008 and 2007

2008            2007
Revenue                                                                 $ 0                 $ 0
Expenses                                                                               (1,923)          (3,000)
Operating Loss                                                                    (1,923)           (3,000)
Other Revenue and Expense                                              (2,607)          (2,219)
Three Month Loss                                                           $  (4,530)     $   (5,219)

5. Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $22,338, a negative working capital deficiency of $136,724 and a stockholders’ deficiency of $293,316.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations for the Nine Month Periods Ended September 30, 2008 and 2007

The Company had general and administrative expenses during the nine months ended September 30, 2008 of $13,961, state corporate tax expense of $800 and interest expense of $7,577 resulting in a net loss of $22,338.  During the same period in 2007, the Company experienced $6,661 in general and administrative expenses, $800 in state corporate tax expense and $6,119 in interest expense resulting in a net loss of $13,580.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

AtSeptember 30, 2008, the had no assets.  Liabilities at September 30, 2008 totaled $145,216 and consisted of $8,442 in accounts payable, $42,521 in accrued interest, $88,628 in notes payable to related parties, $25 in bank deficit and $5,600 in state corporate tax payable.

Need for Additional Financing

The Company borrowed $7,395 from various related parties and shareholders as of September 30, 2008.

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

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

SILICON SOUTH, INC.

Date: November 10, 2008                                                                    By: /s/ Zagros Shahvaran
Zagros Shahvaran
President and Chief Financial Officer