Form 10-K
period 2008-12-31
SILICON SOUTH INC
filed 2009-03-05
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-51906

SILICON SOUTH, INC.

(Name of small business issuer in its charter)

Nevada	77-0458478
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

251 Jeanell Dr., Suite 3

Carson City, NV 89703

 (Address of principal executive offices)

Issuer’s telephone number: 702-234-4148

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes   X   No

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

   X  Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer      .

Non-accelerated filer         (Do not check is a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes  ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SSOU.” The aggregate market value of the issuer’s common stock held by non-affiliates at February 18, 2009 is deemed to be $1,732,655

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

       Yes        No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 17, 2009
Common Stock, $.001 par value	7,315,500

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

Business Development

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

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

Principal Products or Services and Their Markets

None; not applicable

Competition, Competitive Position in the Industry and Methods of Competition

None; not applicable

Dependence on One or a Few Major Customers

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

None; not applicable

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probable Governmental Regulations on Business

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

Number of Total Employees and Number of Full-Time Employees

None

ITEM 1A.  RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following.

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

Our proposed business plan is speculative in nature.  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

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

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

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

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

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

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in “pink sheets” or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser’s investment suitability;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not currently own any property.  We utilize office space in the residence of our President at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SSOU".  There was not an active market and no trading volume during fiscal in 2008.

	CLOSING BID		CLOSING ASK
2008	HIGH	LOW	HIGH	LOW

January 2 Thru March 31	1.01	1.01	NONE	NONE

April 1 Thru June 30	1.01	1.01	NONE	NONE

July 1 Thru September 30	1.01	1.01	NONE	NONE

October 1 Thru December 31	1.01	1.01	NONE	NONE

2007	HIGH	LOW	HIGH	LOW

March 5 (first available) Thru March 31	NONE	NONE	NONE	NONE

April 1, Thru June 30	1.01	.25	NONE	NONE

July 1 Thru September 30	2.00	1.01	2.50	1.50

October 1 Thru December 31	1.65	1.65	2.50	2.50

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of February 17, 2009, there were approximately 57 shareholders of record holding 7,315,500 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2008, reflects total assets of $-0-. As of December 31, 2008, our liabilities were $154,205 which included a bank deficit of $25, $11,772 in accounts payable, $91,628 in notes payable to related parties, $45,180 in accrued interest and $5,600 in state corporate tax payable.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Results of Operations

Years Ended December 31, 2008 and 2007

We have no available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2008 and 2007.  Expenses during the year ended December 31, 2008 were $20,291 with interest expense of $10,236 and state corporate tax expense of $800 for a total of $31,327 in expenses for the year ended December 21, 2008 compared to expenses of $13,122 with interest expense of $8,288 and state corporate tax expense of $800 in 2007 for total expense of $22,210 for the year ended December 31, 2007.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $31,327 for the year ended December 31, 2008, compared to a net loss of $22,210 for the year ended December 31, 2007.

During the period from January 1, 2008 through December 31, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2008 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Zagros Shahvaran	34	Sole officer and Director	November, 2005

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Zagros Shahvaran. Mr. Shahvaran attended MTI Business College in Sacramento, California, where he majored computer science.  From May 1997 to April 2001, he worked as a business advisor and consultant with Monterey Ventures, Inc. From April of 1996 to the present Mr. Shahvaran provides consulting services for small businesses focusing on business plan development, computer  technology and account  management.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2008, 2007 and 2006. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Zagros Shahvaran	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 17, 2009, the number and percentage of the 7,315,500 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Zagros Shahvaran (1)	5,600,000	76.5%
	4302 Hollow Road
	Logan, UT 84321

Total Officers and Directors
As a Group (1 Person)		5,600,000	76.5%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Mr. Shahvaran to conduct our activities at no charge.

Certain Business Relationships

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or voidable if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2009 and carry an interest rate of 12%.  The total outstanding as of December 31, 2008 and 2007 was $91,628 and $81,233.  Total accrued interest as of December 31, 2008 and 2007 was $45,180 and $34,944.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Silicon South, Inc. annual financial statement and review of financial statements included in Silicon’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,000 for fiscal year ended 2008 and $10,500 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Silicon South, Inc. financial statements that are not reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #	Description	Location

3.1	Articles of Incorporation	*

3.1a	Amendment to Articles of Incorporation	*

3.2	Bylaws	*

31	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

32	Certification of the Principal Executive Officer and	Attached
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

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON SOUTH, INC.

Date: March 5, 2009

/s/ Zagros Shahvaran

Zagros Shahvaran

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2009

/s/ Zagros Shahvaran

Zagros Shahvaran

Director

To the Board of Directors and Shareholders

Silicon South, Inc

San Diego, California

Report of Independent Registered Public Accounting Firm

I have audited the balance sheets of Silicon South, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silicon South, Inc as of December 31, 2008 and 2007, the results of operations and it’s cash flows for the years ended December 31, 2008 and 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/S/ Hawkins Accounting

March 2, 2009

Los Angeles, CA

SILICON SOUTH, INCORPORATED

BALANCE SHEET

December 31, 2008 and 2007

ASSETS	2008	2007
Current assets
Cash in bank	$-	$-
Deposits on hand	-	-
Inventory	-	-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$25	$17
Accounts payable	11,772	1,884
Accrued interest	45,180	34,944
State corporate tax payable	5,600	4,800
Total current liabilities	62,577	41,645

Notes payable related parties	91,628	81,233
Total liabilities	154,205	122,878

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(302,305)	(270,978)
Total shareholders' equity	(154,205)	(122,878)

Total liabilities and shareholders' equity	$-	$-

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

 STATEMENT OF OPERATIONS

For the years ended December 31, 2008 and 2007

	2008	2007
Sales	$-	$-
Cost of Goods	-	-
Gross profit	-	-
Expenses
Bank charges	58	161
Other costs	7,343	1,059
Professional fees	12,890	11,902
Total expenses	20,291	13,122
Net loss from operations	(20,291)	(13,122)
Other income (expense)
Loss on sale	-	-
Interest expense	(10,236)	(8,288)
State corporate tax expense	(800)	(800)
Total other income (expense)	(11,036)	(9,088)

Net income (loss)	$(31,327)	$(22,210)

Loss per common share	$(0)	$(0)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

STATEMENT OF SHAREHOLDERS' DEFICIT

December 31, 2008 and 2007

			Paid
	Common stock		In	Retained
	Shares	Amount	Capital	Deficit	Total

January 1, 2007	7,315,500	$7,315	$140,785	$(248,768)	$(100,668)
Net loss for period	-	-	-	(22,210)	(22,210)
December 31, 2007	7,315,500	$7,315	$140,785	$(270,978)	$(122,878)

January 1, 2008	7,315,500	$7,315	$140,785	$(270,978)	$(122,878)
Net loss for period	-	-	-	(31,327)	(31,327)
December 31, 2008	7,315,500	$7,315	$140,785	$(302,305)	$(154,205)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

 STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the years ended December 31, 2008 and 2007

CASH FLOWS FROM	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(31,327)	$(22,210)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	10,236	8,288
Increase in state franchise tax	800	800
Loss on transfer of assets	-	-
Increase in accounts payable	9,888	(3,236)
Increase (Decrease)of current liabilities	-	-
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(10,403)	(16,358)
INVESTING ACTIVITIES
Assets transferred	-	-
NET CASH USED IN
INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Bank overdraft	25	17
Sale of common stock	-	-
Borrowings from shareholder	10,395	16,227
NET CASH REALIZED
FROM FINANCING ACTIVITIES	10,420	16,244
INCREASE IN CASH
AND CASH EQUIVALENTS	17	(114)
Cash and cash equivalents
at the beginning of the year	(17)	114
CASH AND CASH EQUIVALENTS
AT YEAR END	$-	$-

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC

Notes to Financial Statements

December 31, 2008 and 2007

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

Recent Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In June 2008, the FASB issued FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share."  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and does not expect SP EITF 03-6-1 to have a material impact on the Company’s financial position.

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

There were no equity or stock transactions for the period ending December 31, 2008 and 2007.

NOTE 3:

NOTES PAYABLE RELATED PARTIES

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2009 and carry an interest rate of 12%.  The total outstanding as of December 31, 2008 and 2007 was $91,628 and $81,233.  Total accrued interest as of December 31, 2008 and 2007 was $45,180 and $34,944.

NOTE 4:

INCOME TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $105,807 resulting from a net loss before income taxes, and a deferred tax expense of $105,807 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2015 and 2028.

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

NOTE 5:

GOING CONCERN

Since November 2005, the Company has had no operating activities, which raise substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations.  There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.