Form 10-Q
period 2009-06-30
SILICON SOUTH INC
filed 2009-08-13
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

     .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes      .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       .Yes    X .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .  (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       .Yes    X .No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      .Yes        .No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:  7,315,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

SILICON SOUTH, INCORPORATED

 CONDENSED BALANCE SHEET

June 30, 2009 and December 31, 2008

ASSETS	June 30, 2008	December 31, 2008
	unaudited	audited

Current assets
Cash in bank	$0	$0
Deposits on hand
Inventory
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$25	$25
Accounts payable	11,559	11,772
Accrued interest	50,899	45,180
State corporate tax payable	6,400	5,600
Total current liabilities	68,883	62,577

Notes payable related parties	97,381	91,628
Total liabilities	166,264	154,205

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(314,364)	(302,305)
Total shareholders' equity	(166,264)	(154,205)

Total liabilities and shareholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2009 and 2008

	2009	2008
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	25
Other costs	545	6,993
Professional fees	4,995	5,020
Total expenses	5,540	12,038
Net loss from operations	(5,540)	(12,038)
Other income (expense)
Loss on sale	0	0
Interest expense	(5,719)	(4,970)
State corporate tax expense	(800)	(800)
Total other income (expense)	(6,519)	(5,770)

Net income (loss)	$(12,059)	$(17,808)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the six months ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(12,059)	$(17,808)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	5,719	4,970
Increase in state franchise tax	800	800
Loss on transfer of assets		0
Increase in accounts payable	(213)	8,188
Increase (Decrease)of current liabilities	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(5,753)	(3,850)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Bank overdraft	25	0
Sale of common stock	0	0
Borrowings from shareholder	5,753	3,875
NET CASH REALIZED
FROM FINANCING ACTIVITIES	5,778	3,875
INCREASE IN CASH
AND CASH EQUIVALENTS	25	25
Cash and cash equivalents
at the beginning of the year	(25)	(17)
CASH AND CASH EQUIVALENTS
AT YEAR END	$0	$8

The accompanying notes are an integral part of these financial statements

Silicon South, Inc.

Footnotes to the Condensed Financial Statements

June 30, 2009 and 2008

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2009, the results of operations for the six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2009 and 2008.

The Company borrowed $5,753 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2009.

4.

Three Month Data – Second Quarter 2009 and 2008

	2009	2008
Revenue	$0	$0
Expenses	(2,165)	(2,810)
Operating Loss	(2,165)	(2,810)
Other Revenue and Expense	(2,916)	(2,508)
Three Month Loss	$(5,081)	$(5,318)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $12,059, a negative working capital deficiency of $166,284 and a stockholders’ deficiency of $314,364. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June, 2008

We have $-0- cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended June 30, 2009 and 2008. Expenses during the period ended June 30, 2009 were $5,540 with interest expense of $5,719 and state corporate tax expense of $800 compared to expenses of $12,038 with interest expense of $4,970 and state corporate tax expense of $800 for the period ended June 30, 2008. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $12,059 for the period ended June 30, 2009, compared to a net loss of $17,808 for the period ended June 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2009, reflects total assets of $-0-. As of June 30, 2009, our liabilities were $166,264 which included $11,559 in accounts payable, $97,381 in notes payable, $50,899 in accrued interest, $6,400 in state corporate tax payable and $25 in bank deficit.

The Company borrowed $5,753 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2009.

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

SILICON SOUTH, INC.

Date: August 10, 2009

By: /s/ Zagros Shahvaran

Zagros Shahvaran, President and Chief Financial Officer