Form 10-Q
period 2009-09-30
SILICON SOUTH INC
filed 2009-11-12
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009: 7,315,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

SILICON SOUTH, INCORPORATED

CONDENSED BALANCE SHEET

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS	unaudited	audited

Current assets
Cash in bank	$0	$0
Deposits on hand
Inventory
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$25	$25
Accounts payable	8,852	11,772
Accrued interest	53,917	45,180
State corporate tax payable	6,400	5,600
Total current liabilities	69,194	62,577

Notes payable related parties	102,173	91,628
Total liabilities	171,367	154,205

Shareholders' deficit
Common stock, 50,000,000 shares authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(319,467)	(302,305)
Total shareholders' equity	(171,367)	(154,205)

Total liabilities and shareholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009 and 2008

	2009	2008
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	58
Other costs	680	6,993
Professional fees	6,945	6,910
Total expenses	7,625	13,961
Net loss from operations	(7,625)	(13,961)
Other income (expense)
Loss on sale	0	0
Interest expense	(8,737)	(7,577)
State corporate tax expense	(800)	(800)
Total other income (expense)	(9,537)	(8,377)

Net income (loss)	$(17,162)	$(22,338)

Loss per common share	$(0.01)	$(0.01)
Weighted average of shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the nine months ended September 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,162)	$(22,338)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	8,737	7,577
Increase in state franchise tax	800	800
Increase in accounts payable	(2,920)	6,558
Increase (Decrease)of current liabilities	0	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	(10,545)	(7,403)
INVESTING ACTIVITIES
Assets transferred	0	0

NET CASH USED IN INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Bank overdraft	25	0
Sale of common stock	0	0
Borrowings from shareholder	10,545	7,395

NET CASH REALIZED FROM FINANCING ACTIVITIES	10,570	7,395

INCREASE IN CASH AND CASH EQUIVALENTS	25	(8)
Cash and cash equivalents at the beginning of the year	(25)	(17)

CASH AND CASH EQUIVALENTS AT YEAR END	$0	$(25)

The accompanying notes are an integral part of these financial statements

Silicon South, Inc

Footnotes to the Condensed Financial Statements

September 30, 2009 and 2008

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2009, the results of operations for the nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

The Company borrowed $10,545 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2009.

4.

Three Month Data – Third Quarter 2009 and 2008

	2009	2008
Revenue	$0	$0
Expenses	(2,084)	(1,923)
Operating Loss	(2,084)	(1,923)
Other Revenue and Expense	(3,018)	(2,607)
Three Month Loss	$(5,102)	$(4,530)

5. Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $17,162, a negative working capital deficiency of $171,342 and a stockholders’ deficiency of $319,367. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We have $-0- cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended September 30, 2009 and 2008. Expenses during the period ended September 30, 2009 were $7,625 with interest expense of $8,737 and state corporate tax expense of $800 compared to expenses of $13,961 with interest expense of $7,577 and state corporate tax expense of $800 for the period ended September 30, 2008. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $17,162 for the period ended September 30, 2009, compared to a net loss of $22,338 for the period ended September 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2009, reflects total assets of $-0-. As of September 30, 2009, our liabilities were $171,367 which included $8,852 in accounts payable, $102,173 in notes payable, $53,917 in accrued interest, $6,400 in state corporate tax payable and $25 in bank deficit.

The Company borrowed $10,545 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2009.

We anticipate our expenses for the next twelve months will be approximately $25,000. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2009.

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

SILICON SOUTH, INC.

Date: November 11, 2009

By: /s/ Zagros Shahvaran

Zagros Shahvaran, President and Chief Financial Officer