Form 10-Q/A
period 2009-03-31
SILICON SOUTH INC
filed 2010-01-06
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009: 7,315,500

Explanatory Note: The purpose of this Amendment No. 1 to the report on Form 10-Q for the period ended March 31, 2009, is to include disclosure of information required pursuant to Regulation S-K and Form 10-Q which was inadvertently omitted from the original quarterly report filed on May 13, 2009. No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter March 31, 2009, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on May 13, 2009.

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

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the three months ended March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(6,978)	$(12,490)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	2,803	2,462
Increase in state franchise tax	800	800
Loss on transfer of assets	0	0
Increase in accounts payable	(2,197)	6,903
Increase (Decrease)of current liabilities	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(5,572)	(2,325)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Bank overdraft	25	0
Sale of common stock	0	0
Borrowings from shareholder	5,572	2,375
NET CASH REALIZED
FROM FINANCING ACTIVITIES	5,597	2,375
INCREASE IN CASH
AND CASH EQUIVALENTS	25	50
Cash and cash equivalents
at the beginning of the year	(25)	(17)
CASH AND CASH EQUIVALENTS
AT YEAR END	$0	$33

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Zagros Shahvaran, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our officer further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON SOUTH, INC.

Date: January 5, 2010

By: /s/ Zagros Shahvaran

Zagros Shahvaran, President and Chief Financial Officer