Form 10-K
period 2009-12-31
SILICON SOUTH INC
filed 2010-03-16
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51906

SILICON SOUTH, INC.

 (Name of small business issuer in its charter)

Nevada	77-0458478
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

123 West Nye Lane, Ste. 129

Carson City, NV 89706

 (Address of principal executive offices)

Issuer’s telephone number: 702-234-4148

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      . Yes  X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      . Yes  X . No

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

  X . Yes      . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SSOU.” The aggregate market value of the issuer’s common stock held by non-affiliates at February 9, 2010 is deemed to be $1,732,655.

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

      . Yes      . No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 9, 2010
Common Stock, $.001 par value	7,315,500

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SSOU". There was not an active market and no trading volume during fiscal in 2009 and 2008.

	CLOSING BID		CLOSING ASK
2008	HIGH	LOW	HIGH	LOW

January 2 Thru March 31	1.01	1.01	NONE	NONE

April 1 Thru June 30	1.01	1.01	NONE	NONE

July 1 Thru September 30	1.01	1.01	NONE	NONE

October 1 Thru December 31	1.01	1.01	NONE	NONE

2009	HIGH	LOW	HIGH	LOW

January 2 Thru March 31	1.01	1.01	NONE	NONE

April 1 Thru June 30	NONE	NONE	NONE	NONE

July 1 Thru September 30	NONE	NONE	NONE	NONE

October 1 Thru December 31	NONE	NONE	NONE	NONE

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Holders

As of February 9, 2010, there were approximately 57 shareholders of record holding 7,315,500 shares of common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2009, reflects total assets of $-0-. As of December 31, 2009, our liabilities were $180,964 which included a bank deficit of $25, $12,217 in accounts payable, $105,298 in notes payable to related parties, $57,024 in accrued interest and $6,400 in state corporate tax payable. For the years ending December 31, 2009 and 2008, related parties advanced the Company $13,670 and $10,395 respectively for working capital purposes. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2009 and 2008

We have no available cash on hand, no assets and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2009 and 2008. Expenses during the year ended December 31, 2009 were $14,115 with interest expense of $11,845 and state corporate tax expense of $800 for a total net loss of $26,760 compared to expenses of $20,291 with interest expense of $10,236 and state corporate tax expense of $800 for a total net loss of $31,327 for the year ended December 31, 2008.

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

During the periods ended December 31, 2009 and 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2009, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2009 has been disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Zagros Shahvaran	35	Sole officer and Director	November, 2005

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2009, 2008 and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Zagros Shahvaran	2009 2008 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 9, 2010, the number and percentage of the 7,315,500 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company. These notes were due and payable on December 31, 2009 and carry an interest rate of 12%. The parties have agreed to extend the notes to December 31, 2010. The total outstanding as of December 31, 2009 and 2008 was $105,298 and $91,628. Total accrued interest as of December 31, 2009 and 2008 was $57,024 and $45,180. For the years ending December 31, 2009 and 2008, related parties advanced the Company $13,670 and $10,395 respectively for working capital purposes.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Silicon South, Inc. annual financial statement and review of financial statements included in Silicon’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,000 for fiscal year ended 2009 and $10,800 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Silicon South, Inc. financial statements that are not reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2009 and $575 for fiscal year ended 2008.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

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

Exhibit #	Description	Location

3.1	Articles of Incorporation	*

3.1a	Amendment to Articles of Incorporation	*

3.2	Bylaws	*

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

Date: March 16, 2010

/s/ Zagros Shahvaran

Zagros Shahvaran

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010

/s/ Zagros Shahvaran

Zagros Shahvaran

Director

Board of Directors

Silicon South, Inc.

San Diego, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Silicon South, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silicon South, Inc. as of December 31, 2009 and 2008, the results of operations, stockholders’ equity and its cash flows for the years ended December 31, 2009 and 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ R.R. Hawkins & Associates International, a PSC

January 13, 2010

Los Angeles, CA

SILICON SOUTH, INCORPORATED

 BALANCE SHEET

December 31, 2009 and December 31, 2008

ASSETS	2009	2008

Current assets
Cash in bank	$0	$0
Deposits on hand	0	0
Inventory	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$25	$25
Accounts payable	12,217	11,772
Accrued interest	57,024	45,180
State corporate tax payable	6,400	5,600
Total current liabilities	75,666	62,577

Notes payable related parties	105,298	91,628
Total liabilities	180,964	154,205

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(329,064)	(302,305)
Total shareholders' equity	(180,964)	(154,205)

Total liabilities and shareholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

INCOME STATEMENT

December 31, 2009 and December 31, 2008

	2009	2008
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	58
Other costs	930	7,343
Professional fees	13,185	12,890
Total expenses	14,115	20,291
Net loss from operations	(14,115)	(20,291)
Other income (expense)
Loss on sale	0	0
Interest expense	(11,845)	(10,236)
State corporate tax expense	(800)	(800)
Total other income (expense)	(12,645)	(11,036)

Net income (loss)	$(26,760)	$(31,327)

Loss per common share	$(0)	$(0)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

 STATEMENT OF SHAREHOLDER EQUITY

December 31, 2009 and December 31, 2008

	Common stock		Retained
	Shares	Amount	Deficit	Total

January 1, 2008	7,315,500	$7,315	$(270,978)	$(122,878)
Net loss for period	-	-	(31,327)	(31,327)
December 31, 2008	7,315,500	$7,315	$(302,305)	$(154,205)

January 1, 2009	7,315,500	$7,315	$(302,305)	$(154,205)
Net loss for period	-	-	(26,760)	(26,760)
December 31, 2009	7,315,500	$7,315	$(329,065)	$(180,965)

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CASH FLOWS

December 31, 2009 and December 31, 2008

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(26760)	$(31327)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	11844	10236
Increase in state franchise tax	800	800
Loss on transfer of assets		0
Increase in accounts payable	445	9888
Increase (Decrease)of current liabilities	1	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(13670)	(10403)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Bank overdraft	25	25
Sale of common stock		0
Borrowings from shareholder	13670	10395
NET CASH REALIZED
FROM FINANCING ACTIVITIES	13695	10420
INCREASE IN CASH
AND CASH EQUIVALENTS	25	17
Cash and cash equivalents
at the beginning of the year	(25)	(17)
CASH AND CASH EQUIVALENTS
AT YEAR END	$0	$0

The accompanying notes are an integral part of these financial statements

Silicon South, Inc.

Footnotes to Financial Statements

December 31, 2009 and 2008

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business – The Company was incorporated under the laws of the State of Nevada on June 20, 1997. The Company for the past years has had no activity. Silicon South, Inc. (the “Company) is a shell entity that is in the market for a merger with an appropriate company.

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

Income Tax The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Income (Loss) Per Share The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.

Basic and Diluted Net Income (Loss) Per Share computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments Accounting Standard Codification ASC 825 "Financial Instruments" codified Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Stock-based compensation ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Issuance of shares for service The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Pronouncements ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

Recently Issued Standard In August 2009, the FASB issued ASC Update No.2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No.2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No.2009-05 will have a material effect on its financial position or results of operations.

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In September 2009, the FASB issued ASC Update No.2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No.2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No.2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167" ). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166" ). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140" ) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has net accumulated losses since inception, a negative working capital deficiency of $75,666 and a stockholders’ deficiency of $180,964. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s related parties to continue to fund the operations, until such time as the Company can find a company in which to merge with. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 4

COMMON STOCK

There were no stock transactions for the years ending December 31, 2009 and 2008.

NOTE 5

RELATED PARTY TRANSACTIONS

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company. These notes were due December 31, 2009, and the parties have agreed to extend them to December 31, 2010. They carry an interest rate of 12%. The total outstanding as of December 31, 2009 and 2008 was $105,298 and $91,628 respectively. The accrued interest on these notes as of December 31, 2009 and 2008 was $57,024 and $45,180 respectively. For the years ending December 31, 2009 and 2008 the related parties advanced the Company for working capital purposes $13,670 and $10,395 respectively.

NOTE 6

INCOME TAXES

No provision was made for income tax for the year ending December 31, 2009. The Company from the date of inception to the period December 31, 2009, has incurred net operating losses for tax purposes of approximately $329,065. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2009 was approximately $49,360. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed in the United States is as follows:

December 31, 2009
	$
United States federal income tax rate		15%
Valuation allowance - US federal income tax		(15%)
Provision for income tax		$0