Form 10-Q
period 2010-03-31
SILICON SOUTH INC
filed 2010-05-07
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010: 7,315,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

SILICON SOUTH, INCORPORATED

CONDENSED BALANCE SHEET

March 31, 2010 and December 31, 2009

ASSETS	March 31, 2010	December 31, 2009
	unaudited	audited

Current assets
Cash in bank	$0	$0
Deposits on hand
Inventory
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$25	$25
Accounts payable	10,351	12,217
Accrued interest	60,220	57,024
State corporate tax payable	7,234	6,400
Total current liabilities	77,830	75,666

Notes payable related parties	110,488	105,298
Total liabilities	188,318	180,964

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(336,418)	(329,064)
Total shareholders' equity	(188,318)	(180,964)

Total liabilities and shareholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

 CONDENSED STATEMENT OF OPERATIONS

March 31, 2010 and 2009

	2010	2009
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	0
Other costs	464	330
Professional fees	2,860	3,045
Total expenses	3,324	3,375
Net loss from operations	(3,324)	(3,375)
Other income (expense)
Loss on sale	0	0
Interest expense	(3,196)	(2,803)
State corporate tax expense	(834)	(800)
Total other income (expense)	(4,030)	(3,603)

Net income (loss)	$(7,354)	$(6,978)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the three months ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(7,354)	$(6,978)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	3,196	2,803
Increase in state franchise tax	834	800
Loss on transfer of assets		0
Increase in accounts payable	(1,866)	(2,197)
Increase (Decrease)of current liabilities	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(5,190)	(5,572)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Bank overdraft	25	25
Sale of common stock		0
Borrowings from shareholder	5,190	5,572
NET CASH REALIZED
FROM FINANCING ACTIVITIES	5,215	5,597
INCREASE IN CASH
AND CASH EQUIVALENTS	25	25
Cash and cash equivalents
at the beginning of the year	(25)	(25)
CASH AND CASH EQUIVALENTS
AT YEAR END	$0	$0

The accompanying notes are an integral part of these financial statements

Silicon South, Inc

Footnotes to the Condensed Financial Statements

March 31, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in

ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2010 and 2009.

The Company borrowed $5,215 and $5,597 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2010 and 2009 respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $7,354, a negative working capital deficiency of $77,830 and a stockholders’ deficiency of $188,318. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We have $-0- cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended March 31, 2010 and 2009. Expenses during the period ended March 31, 2010 were $3,324 with interest expense of $3,196 and state corporate tax expense of $834 compared to expenses of $3,375 with interest expense of $3,803 and state corporate tax expense of $800 for the period ended March 31, 2009. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $7,354 for the period ended March 31, 2010, compared to a net loss of $6,978 for the period ended March 31, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2010, reflects total assets of $-0-. As of March 31, 2010, our liabilities were $188,318 which included $10,351 in accounts payable, $110,488 in notes payable, $60,220 in accrued interest, $7,234 in state corporate tax payable and $25 in bank deficit.

The Company borrowed $5,215 and $5,597 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2010 and 2009 respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Zagros Shahvaran, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

SILICON SOUTH, INC.

Date: May 7, 2010

By: /s/ Zagros Shahvaran

Zagros Shahvaran, President and Chief Financial Officer