Form 10-Q
period 2010-06-30
SILICON SOUTH INC
filed 2010-07-29
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

702-772-8186

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2010: 7,315,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

SILICON SOUTH, INCORPORATED

CONDENSED BALANCE SHEET

June 30, 2010 and December 31, 2009

ASSETS	June 30, 2010	December 31, 2009
	unaudited	audited

Current assets
Cash in bank	$0	$0
Deposits on hand
Inventory	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$25	$25
Accounts payable	10,376	12,217
Accrued interest	63,553	57,024
State corporate tax payable	7,234	6,400
Total current liabilities	81,188	75,666

Notes payable related parties	112,577	105,298
Total liabilities	193,765	180,964

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(341,865)	(329,064)
Total shareholders' equity	(193,765)	(180,964)

Total liabilities and shareholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

June 30, 2010 and 2009

	2010	2009
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	0
Other costs	598	545
Professional fees	4,840	4,995
Total expenses	5,438	5,540
Net loss from operations	(5,438)	(5,540)
Other income (expense)
Loss on sale	0	0
Interest expense	(6,529)	(5,719)
State corporate tax expense	(834)	(800)
Total other income (expense)	(7,363)	(6,519)

Net income (loss)	$(12,801)	$(12,059)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the six months ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(12,801)	$(6,978)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	6,529	2,803
Increase in state franchise tax	834	800
Loss on transfer of assets	0	0
Increase in accounts payable	(1,841)	(2,197)
Rounding error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(7,279)	(5,572)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Bank overdraft	25	25
Sale of common stock	0	0
Borrowings from shareholder	7,279	5,572
NET CASH REALIZED
FROM FINANCING ACTIVITIES	7,304	5,597
INCREASE IN CASH
AND CASH EQUIVALENTS	25	25
Cash and cash equivalents
at the beginning of the year	(25)	(25)
CASH AND CASH EQUIVALENTS
AT YEAR END	$0	$0

The accompanying notes are an integral part of these financial statements

Silicon South, Inc

Footnotes to the Condensed Financial Statements

June 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2010, the results of operations for the six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

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

On September 1, 2009 we adopted authoritative guidance on fair value disclosures in accordance with ASC825, “Financial Instruments.” ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Adoption of ASC 825 had no material impact on our financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167"). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166"). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended June 30, 2010 and 2009.

The Company borrowed $7,279 and $5,572 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2010 and 2009 respectively.

4.

Three Month Data – Second Quarter 2010 and 2009

	2010	2009
Revenue	$0	$0
Expenses	(2,115)	(2,165)
Operating Loss	(2,115)	(2,165)
Other Revenue and Expense	(3,332)	(2,916)
Three Month Loss	$(5,447)	$(5,081)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $12,801, a negative working capital deficiency of $81,188 and a stockholders’ deficiency of $193,765. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.

Subsequent Event

On July 28, 2010, the company entered into a binding Letter of Intent (“LOI”) with an exclusive distributor of proprietary waste water technology to southeast Asia and China, whereby the Company will acquire all of the issued and outstanding common stock of AWW in exchange for shares of the Company. Definitive terms of the transaction are to be determined following due diligence review. This LOI expires on August 31, 2010 or by mutual agreement of the parties.

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

Subsequent Event

On July 28, 2010, the company entered into a binding Lettter of Intent (“LOI”) with Alpha Wastewater, Inc. (“AWW”) whereby the Company will acquire all of the issued and outstanding common stock of AWW in exchange for shares of the Company. Definitive terms of the transaction are to be determined following due diligence review. This LOI expires on August 31, 2010 or by mutual agreement of the parties.

Results of Operations – Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

We have $-0- cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended June 30, 2010 and 2009. Expenses during the period ended June 30, 2010 were $5,438 with interest expense of $6,529 and state corporate tax expense of $834 compared to expenses of $5,540 with interest expense of $5,719 and state corporate tax expense of $800 for the period ended June 30, 2009. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $12,801 for the period ended June 30, 2010, compared to a net loss of $12,059 for the period ended June 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2010, reflects total assets of $-0-. As of June 30, 2010, our liabilities were $193,765 which included $10,376 in accounts payable, $112,577 in notes payable, $63,553 in accrued interest, $7,234 in state corporate tax payable and $25 in bank deficit.

The Company borrowed $7,279 and $5,572 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2010 and 2009 respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Zagros Shahvaran, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

SILICON SOUTH, INC.

Date: July 28, 2010

By: /s/ Zagros Shahvaran

Zagros Shahvaran, President and Chief Financial Officer