Form 10-Q
period 2010-09-30
SILICON SOUTH INC
filed 2010-11-19
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-51906

SILICON SOUTH, INC.

 (Exact name of registrant as specified in its charter)

Nevada	77-0458478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9160 Diamond Road Richmond, BC, Canada	V7E 1P3
(Address of principal executive offices)	(Zip Code)

778-297-2280

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2010: 47,315,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

SILICON SOUTH, INC.

FINANCIAL STATEMENTS

Period Ended

September 30, 2010

PAGE
BALANCE SHEETS	5
STATEMENTS OF OPERATIONS	6
STATEMENTS OF CASH FLOWS	7
NOTES TO THE FINANCIAL STATEMENTS	8- 13

SILICON SOUTH, INCORPORATED

CONDENSED BALANCE SHEET

September 30, 2010 and December 31, 2009

	September 30,	December 31,
ASSETS	2010 unaudited	2009 audited

Current assets
Cash in bank	$0	$0
Cash in trust	99,960
Inventory
Total current assets	99,960	0

Total assets	$99,960	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank deficit	$0	$25
Accounts payable	14,956	12,217
Accrued interest	2,178	57,024
Deposits on merger	50,000
State corporate tax payable	0	6,400
Total current liabilities	67,134	75,666

Notes payable related parties	112,866	105,298
Total liabilities	180,000	180,964

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 7,315,500 outstanding	7,315	7,315
Paid in capital	140,785	140,785
Retained deficit	(228,140)	(329,064)
Total shareholders' equity	(80,040)	(180,964)

Total liabilities and shareholders' equity	$99,960	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF OPERATION

Nine Month Period Ended

September 30, 2010 and 2009

	2010	2009
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	40	0
Other costs	793	680
Professional fees	9,490	6,945
Total expenses	10,323	7,625
Net loss from operations	(10,323)	(7,625)
Other income (expense)
Income on merger	50,000	0
Forgiveness of debt	67,775
Interest expense	(6,528)	(8,737)
State corporate tax expense	0	(800)
Total other income (expense)	111,247	(9,537)

Net income (loss)	$100,924	$(17,162)

Loss per common share	$0.01	$(0.01)
Weighted average of
shares outstanding	7,315,500	7,315,500

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INCORPORATED

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the nine months ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$100,924	$(17,162)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued interest	(54,847)	8,737
Increase in state franchise tax	(6,400)	800
Increase in accounts payable	2,739	(2,920)
Rounding error	1
NET CASH PROVIDED
BY OPERATING ACTIVITIES	42,417	(10,545)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Bank overdraft		25
Deposit on merger	50,000	0
Borrowings from shareholder	7,568	10,545
NET CASH REALIZED
FROM FINANCING ACTIVITIES	57,568	10,570
INCREASE IN CASH
AND CASH EQUIVALENTS	99,985	25
Cash and cash equivalents
at the beginning of the year	(25)	(25)
CASH AND CASH EQUIVALENTS
AT YEAR END	$99,960	$0

The accompanying notes are an integral part of these financial statements

SILICON SOUTH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Silicon South, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2010, the results of operations for the nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2010 and 2009.

The Company borrowed $7,568 and $10,545 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2010 and 2009 respectively.

On September 30, 2010, the related parties forgave obligations to pay of $61,375 in accrued interest as part of the definitive Agreement and Plan of Reorganization, as noted below.

4.

Three Month Data – Third Quarter 2010 and 2009

	2010	2009
Revenue	$ 0	$ 0
Expenses	(4,050)	(2,085)
Operating Loss	(4,050)	(2,085)
Other Revenue and Expense	117,775	(3,018)
Three Month Gain/Loss	$113,7252	$ (5,103)

5.        Letter of Intent

On July 31, 2010, the company signed a Letter of Intent (“LOI”) with Alpha Wastewater Inc. (“AWI”), a Nevada corporation.  The LOI contemplates that the company will acquire 100% of the outstanding common stock of AWI by issuing forty (40) million shares of its common stock to the shareholders of AWI for forty (40) million shares of AWI stock.  At that time AWI deposited $25,000 (less bank fees) into a trust account maintained by the corporate attorney.

On August 23, 2010, the company entered into a definitive Agreement and Plan of Reorganization with AWI whereby the parties have agreed to exchange forty (40) million shares of restricted common stock of the Company for forty (40) million shares of AWI, making AWI a wholly-owned subsidiary of the Company, as well as other consideration.  Please refer to the 8K filed with the SEC on August 30, 2010 for further details. At that time, AWI authorized the release of $50,000 of the $100,000 on deposit to the company to retire debt, which is recorded as a non-refundable deposit and Income from merger, and is so reflected in the September 30, 2010 financial statements.

On October 25, 2010, the companies modified certain consideration requirements and mutually agreed to an extension of the closing date to November 10, 2010.  An 8K was filed on October 25, 2010.

6.        Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a stockholders’ deficiency of $80,040.  This factor raises substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Description of Business.

We were formed as a Nevada corporation on June 20, 1997 originally under the name California Seasons Franchise Corporation. In September 1998 we changed our name to Silicon South, Inc. and began pursuing a business developing proprietary electronic components. We developed three proprietary electronic components that we attempted to manufacture and market.

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

In analyzing prospective business opportunities, management will consider the following factors:

· available technical, financial and managerial resources;

·  working capital and other financial requirements;

·  the history of operations, if any;

·  prospects for the future;

·  the nature of present and expected competition;

·  the quality and experience of management services which may be available and the depth of the management;

·  the potential for further research, development or exploration;

·  the potential for growth and expansion;

·  the potential for profit;

·  the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

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

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

·  descriptions of product, service and company history; management resumes;

·  financial information;

·  available projections with related assumptions upon which they are based;

·  an explanation of proprietary products and services;

·  evidence of existing patents, trademarks or service marks or rights thereto;

·  present and proposed forms of compensation to management;

·  a description of transactions between the prospective entity and its affiliates;

·  relevant analysis of risks and competitive conditions;

·  a financial plan of operation and estimated capital requirements;

·  and other information deemed relevant.

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

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2010 reflects total assets of $ 99,960, consisting exclusively of a cash deposit held in trust pending completion of closing under the terms of an Agreement and Plan of Reorganization executed on August 23, 2010, and liabilities of $180,000, which included $14,956 in accounts payable, $112,866 in notes payable to related parties, $2,178 in accrued interest after related parties forgave payment of $61,375 in accrued interest as of September 30, 2010, and a $50,000 liability for the trust deposit held pursuant to the Agreement and Plan of Reorganization.

Subsequent Event

As described in Note 5 to the Company’s financial statements, on August 23, 2010, the Company entered into a definitive Agreement and Plan of Reorganization with Alpha Wastewater, Inc., a Nevada corporation (“AWI”), pursuant to which the Company agreed to issue 40,000,000 shares of its authorized but unissued common stock in exchange for 40,000,000 shares of AWI, representing all of the issued and outstanding common stock of AWI.  The Agreement and Plan of Reorganization was subsequently amended on October 25, 2010.  As described in a Current Report on Form 8-K dated November 9, 2010, closing under the amended Agreement and Plan of Reorganization was completed on November 9, 2010, and as of that date, AWI became a wholly-owned subsidiary of the Company.

AWI is an environmental management, manufacturing and technology company focused on wastewater treatment with a focus on water recycling. It was founded in 2009 with the sole purpose of launching the Ecofluid Systems Wastewater Treatment technology in China and other S.E. Asian countries. Following closing under the Agreement and Plan of Reorganization, the operations of AWI will be the sole business operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON SOUTH, INC.

By: /s/ Brian Hauff

  Brian Hauff, Chief Executive Officer

Date:  November 18, 2010

By: /s/ Shengfeng Wang___________________

   Shengfeng Wang, Chief Financial Officer

Date: November 18, 2010