Form 10-K
period 2010-12-31
SILICON SOUTH INC
filed 2011-05-17
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

SILICON SOUTH, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-51906	77-0458478
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
9160 Diamond Road, Richmond, BC, CANADA
(Address of principal executive offices)
Registrant’s telephone number, including area code: 778-297-2280

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [ X ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on May 16, 2011 was $14,194,650.

As of May 16, 2011, the Company had 47,315,500 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Background

Silicon South, Inc. was formed as a Nevada corporation on June 20, 1997.  We were originally incorporated under the name California Seasons Franchise Corporation. In September 1998 we changed our name to Silicon South, Inc. and began pursuing a business developing proprietary electronic components. We developed three proprietary electronic components that we attempted to manufacture and market. In April 2002, we ceased operations and focused our efforts on seeking a business opportunity.

As a result of a share exchange transaction, on November 9, 2010, China Wastewater, Inc., became a wholly-owned subsidiary of the Company. China Wastewater, Inc. was formed as a Nevada corporation on October 7, 2009.  China Wastewater, Inc. is an environmental management, manufacturing and technology company focused on wastewater treatment with a focus on water recycling.  China Wastewater, Inc. was founded in 2009 with the sole purpose of launching the Ecofluid Systems Wastewater Treatment technology in China. China Wastewater, Inc. is currently in the preliminary stage of business development.  Following closing under the Agreement and Plan of Reorganization, the Company now carries on the business of China Wastewater, Inc. as its sole line of business.

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K  to “we,” “us” and “our” are to the consolidated business of the Company and China Wastewater, Inc.

Description of Business

Overview

A worldwide problem facing society is how to deal with organic wastes such as sewage sludge. In particular, the solid, liquid and gaseous materials remaining from this organic waste stream are a significant source of pollution. Increases in animal production, especially hogs and poultry, together with the application of liquid manures and dewatered biosolids onto land, have created serious air, soil and water pollution problems. These matters have resulted in an urgent need for solutions to reduce and deal with these environmental pollutants. As a result of societal and environmental pressures, governments are now enacting strict laws and regulations to reduce pollution and to require towns, industrial operations and cities to effectively deal with organic wastes. China is at the forefront of this government initiative as almost 60% of all sewage sludge and wastewater in China is not treated and of the remaining 40% where systems exist, many have to be upgraded. China has now implemented North American and European standards.

Recognizing this need, the Company has acquired the exclusive rights to market, manufacture, distribute, sell a patented wastewater treatment technology in China.  The technology is owned by Ecofluid Systems, Inc., and is licensed to the Company pursuant to the terms and conditions of a license agreement between the China Wastewater and Ecofluid System, Inc.  The terms and conditions of the license agreement are discussed more fully below. Additionally, as discussed more fully below, the Company also holds a non-exclusive right to acquire a patent and a trademark from Ecofluid System Inc. pursuant to the terms and conditions of a non-exclusive right to purchase agreement.

Ecofluid. has been in business since 1995, providing proprietary biological wastewater treatment systems to real estate developers, food processors and municipalities across North America and the Caribbean.  Ecofluid has completed  more than 136 installations in 23 jurisdictions.

Ecofluid Systems, Inc. holds the rights to a patent which covers the Upflow Sludge Blanket Filtration process (“USBF TM””), as well as several advancements to this system   Specifically, Ecofluid Systems, Inc. owns United States Patent NO: US 7,270,750 B2, a CALRIFIER RECYCLE SYSTEM DESIGNED FOR USE IN WASTEWATER TREATMENT SYSTEM.  The patent addresseses a recycle system for use in a waste treatment facility utilizing either partially fluidized or combined fluidized bed filtration principles comprising the use of discrete passage ways to allow flow between the bottom of the clarifier and the aeration compartment, a baffle positioned between bub-blers in the aeration compartment and the clarifier openings, and a conduit positioned in the clarifier to provide flow between the clarifier and the anoxic compartment that helps prevent the formation of settled sludge pockets, allows for almost complete evacuation of the solids during “no flow” conditions, and improves on other inefficient conditions inherent in treatment systems using prior art recycle designs.

Ecofluid’s technology is not limited to the packaged treatment market. The Ecofluid technology can also be applied to Municipal Water Treatment, Industrial Wastewater Treatment and Wastewater Treatment for Water Reuse. Pursuant to its rights to the license agreement, the Company plans on establishing wastewater treatment facilities in the Peoples Republic of China utilizing Ecofluid’s technology.

Our Business

China Wastewater, Inc. is an environmental management, manufacturing and technology company focused on wastewater treatment with a focus on water recycling. The Company was founded in 2009 with the sole purpose of launching the Ecofluid Systems Wastewater Treatment technology in China pursuant to its rights under a license agreement entered into with Ecofluids System, Inc.

The current market infrastructure in China is made up primarily of wastewater treatment sites in 1st and 2nd tier cities (i.e. cities with large populations, historical and cultural significance and well developed infrastructure) while 3rd and 4th tier cities (i.e. generally less developed inland provincial capitals, comparably developed non-capital cities and prefecture cities) have little or no wastewater treatment facilities.  The preliminary stage of business development for the Company will be focused on seeking to identify potential wastewater and water management projects in 3rd and 4th tier cities within targeted regions in China, which may include (1) Packaged Systems; (2) Municipal Wastewater Treatment; (3) Industrial Wastewater Treatment; and (4) Treatment for Water Reuse.  The Company believes that identifying such projects will enable it to accelerate the consolidation of its targeted regions in China.

The second stage of business development will be to position the company as a long term income producing utility through seeking to enter into BOO (BUILD, OPERATE, OWN) and BOT (BUILD, OPERATE, TRANSFER) contracts to build wastewater treatment and water management facilities to serve commercial and municipal opportunities in 3rd and 4th tier cities where little or no wastewater treatment is currently in place. Through this process, the Company’s mission is to seek to assist in implementing cost effective and efficient wastewater treatment plants for 3rd and 4th tier municipalities in China and for commercial operations within those municipalities.

The Company has not yet sold or installed any wastewater treatment systems in China and currently remains in the development stage. The Company is presently seeking strategic partners in China who can assist it with the preliminary stage of business development related to seeking to identify potential wastewater and water management projects in 3rd and 4th tier cities within targeted regions in

China.  Although there is no assurance that any organization or entity which agrees to become a strategic partner of the Company will have the ability to identify wastewater projects for the Company, or will have any influence on the sale of wastewater systems, as of the date of this Form 8-K/A, the Company has entered into two (2) strategic alliance agreements.

On September 1, 2010, the Company entered into a Strategic Alliance Agreement with Renmin University of China School of Environment and Natural Resources (“Renmin”) (the “Renmin Alliance Agreement”) pursuant to which Renmin will assist the Company with its business operations in China for a period of 36 months.  The services to be provided by Renmin include assistance with identifying plant construction, acquisition, retrofitting and water reclamation opportunities for the Company from national, provincial and municipal governments and private residential and commercial projects requiring wastewater treatment and to assist the Company in development a plant acquisition profile for the Chinese market. Under the terms of the Renmin Alliance Agreement, the consideration for Renmin’s services is to be mutually agreed to by the parties at the time the Company obtains any contract for plant construction or other type of project as a result of a referral from Renmin.  Based on this provision, the Company has advised Renmin that it intends to propose payment of a fee of between 3-5% of the face amount of any contract received by the Company as a result of a referral from Renmin, and that in each case, the Company will give Renmin the option of agreeing to receive payment either in cash or through issuance of shares of the Company’s stock based on then current market value of the Company’s shares.   The foregoing description of the Renmin Alliance Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Renmin Alliance Agreement, which is filed as Exhibit 10.4 hereto and incorporated herein by reference.

On November 11, 2010, the Company entered into a Strategic Alliance Agreement with Shandong Provincial Urban Construction Design Institute (“Shandong Institute”) (the “Shandong Institute Alliance Agreement”) pursuant to which Shandong Institute will assist the Company with its business operations in China by seeking to identify wastewater treatment plant acquisition or retrofitting of water reclamation projects in China for the Company, identifying and acquiring wastewater treatment plants in China for potential acquisition and sale by the Company, and recommending the Company’s USBF technology to potential customers in China.  The foregoing description of the Shandong Institute Alliance Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Shandong Institute Alliance Agreement, which is filed as Exhibit 10.5 hereto and incorporated herein by reference.

License Agreement and Purchase Agreement

License Agreement

As noted above, on May 20, 2009 China Wastewater and Ecofluid System, Inc. entered into a license agreement which was subsequently updated on December 23, 2010.  The parties updated and re-executed the license agreement on December 23, 2010 (the “License Agreement”).  Pursuant to the License Agreement Ecofluid Systems, Inc., granted an exclusive license to China Wastewater to manufacture and/or assemble, distribute, sell, advertise and promote wastewater treatment systems utilizing patented technology owned by Ecofulid Systems, Inc. throughout China.  Specifically, China Wastewater obtained the license to the following intellectual property owned by Ecofluid Systems, Inc. (collectively referred to as the “Licensed Technology”:

1) USBF™

USBF is a Trademark registered to ECOfluid Systems, Inc. by the Canadian Intellectual Property Office (Reg. No. TMA563,928, File No. 1035867) and the United States Patent And Trademark Office (Reg.

No. 2,787,937) for mechanical, chemical and biological wastewater purification and treatment units: Wastewater purification and treatment systems comprised of upflow sludge basket filtration and single sludge dentrification and rheologic thickening.  IN Class 11 (U.S. CLS 13, 21, 23, 31 and 34).

2) United States Patent   Patent NO: US 7,270,750 B2, Date of Patent: Sep. 18, 2007

(54) CALRIFIER RECYCLE SYSTEM DESIGN FOR USE IN WASTEWATER TREATMENT SYSTEM (75)

A recycle system for use in a waste treatment facility utilizing either partially fluidized or combined fluidized bed filtration principles comprising the use of discrete passage ways to allow flow between the bottom of the clarifier and the aeration compartment, a baffle positioned between bub-blers in the aeration compartment and the clarifier openings, and a conduit positioned in the clarifier provide flow between the clarifier and the anoxic compartment that helps prevent the formation of settled sludge pockets, allows for almost complete evacuation of the solids during “no flow” conditions, and improves on other inefficient conditions inherent in treatment systems using prior art recycle designs.

Pursuant to the terms of the License Agreement, China Wastewater is obligated to pay a Sales Fee to Ecofluid equal to 12.5% of the hard costs incurred by China Wastewater or its customers related to construction of any wastewater treatment system using the Licensed Technology.  Under the terms of the License Agreement, “hard costs” are defined as meaning the purchase price paid to any third party manufacturers, assemblers, vendors or suppliers for equipment and hardware components of the system, excluding items such as concrete, piping, sewage collection equipment, soft costs and costs of installation.  After December 31, 2010, China Wastewater is required to pay a minimum annual sales fee of not less than $50,000 in order to maintain its exclusive territory.   In the event the minimum China Wastewater fails to pay the minimum annual sales fees for any year, Ecofluid then has the right, in its sole discretion, to terminate the License Agreement.

The Sales Fee related to construction of any wastewater treatment system is payable to Ecofluid pro rata in conjunction with system purchase order progress payments.  Ecofluid has the right to periodically review the books and records maintained by China Wastewater related to system purchase order payments and payment of the Sales Fee, and to require China Wastewater to reimburse it for the costs it has incurred to complete the examination in the event it discloses a deficiency of more than 2% in payment of the Sales Fee.  In the event China Wastewater fails to pay any fees due in a timely manner, the unpaid amount shall accrue interest, compounded daily, from its original due date until paid in full, at a rate equal to the greater of 10% per annum or the maximum rate allowed by law.

The term of the License Agreement is through September 18, 2027, the expiration of the patent protecting the Licensed Technology.   However, the License Agreement may be terminated early by either party in the event of a material breach by the other party which is not cured within thirty days of it receipt of written notice describing the terms of the material breach.  Ecofluid also has the right to terminate the License Agreement immediately in the event China Wastewater sells or distributes a wastewater system outside its exclusive territory without the consent of Ecofluid, or in the event China Wastewater breaches the confidentiality provisions of the License Agreement.

The foregoing description of the License Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the License Agreement, which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Purchase Agreement

On August 5, 2010 China Wastewater and Ecofluid System, Inc. entered into a non-exclusive purchase agreement.  The parties updated and re-executed the non-exclusive purchase agreement on December 23, 2010 (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, China Wastewater holds the non-exclusive right to acquire the USBF Trademark and the patent owned by Ecofluid for a purchase price of two million US Dollars (US $2,000,000) until March 31, 2011. The Company’s purchase of the USBF Trademark and the Ecofluid patent pursuant to the terms of the Purchase Agreement would have the effect of making the License Agreement null and void.   In that event, the Company would no longer be obligated to pay a Sales Fee to Ecofluid.

Government Regulation

Through its business operations, the Company will be subject to regulation by both the PRC central government and local governmental agencies located in the cities where the Company conducts business operations.  Within the People’s Republic of China, Renmin University of China School of Environment and Natural Resources (the “Peoples University of China”) is responsible for reviewing wastewater technology and advising the Central Chinese government regarding applicable standards.  The Company will be required to comply with applicable regulations regarding wastewater treatment facilities in China and intends to rely on The Peoples University of China to assist it in identifying regulations which are applicable to each potential project.

In China, the national discharge criteria for municipal wastewater treatment plants are set forth in governmental regulations including Integrated Wastewater Discharge Standard GB8978-1996, which was put into effect as of January 1, 1998. The standard was formulated for the purpose of implementing the Environmental Protection Law of the People’s Republic of China, the Law of the People’s Republic of China on Prevention and Control of Water Pollution and the Marine Environmental Protection Law of the People’s Republic of China controlling water pollution, protecting surface water like rivers, lakes, canals, reservoirs, oceans and ground water.  It is intended to maintain human health, eco-balance, national economic development and urban and rural development by establishing the upper limit for discharge of many pollutants and the total allowed water discharge for some industries.  It applies to all existing water treatment facilities for discharge management, environmental impact assessment, design, approval of facilities upon completion of construction, and management after being put into operation.

In addition to the foregoing, in the ordinary course of its business, the Company will be subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in environmental laws and regulations may have a material adverse effect on the Company’s financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

The approval process for wastewater treatment plants in China first requires providing information to the Department of Science, Technology and Standards of the Ministry of Environmental Protection of the People’s Republic of China to establish that the technology to be used meets the national discharge standards set forth in applicable governmental regulations.  The process also involves establishing that the technology to be used meets any applicable discharge standards established by provincial and local governments and authorities and obtaining necessary permits and approvals from such provincial and local governments and authorities.  As described above, on September 1, 2010, the Company entered into a Strategic Alliance Agreement with Renmin University of China School of Environment and Natural Resources (“The Peoples University of China”).  Pursuant to the terms of this agreement, the Peoples University of China agreed to review the Ecofluid technology and advise the

Company regarding its use in the China wastewater market and also agreed to assist the Company in identifying potential plant construction, acquisition, retrofitting and water reclamation opportunities from national, provincial, and municipal governments and from private residential and commercial projects in China.  In return, China Wastewater will provide access to any plants built in China to the Peoples University of China so they may study the technology for teaching purpose and advise the Company on potential improvements.  The Peoples University of China will receive remuneration for introductions and for consulting services at a fee to be mutually agreed to by the parties at the time the Company obtains any contract for plant construction or other type of project as a result of a referral from Renmin.  The Company estimates that the agreed upon fee will be between 3-5% of the face amount of any contract received by the Company as a result of a referral from Renmin, and that Renmin will have the option of agreeing to receive payment either in cash or through issuance of shares of the Company’s stock based on then current market value of the Company’s shares.

Environmental Considerations

Untreated wastewater and sewage sludge create serious environmental and health hazards. These organic wastes contain harmful products and by-products which can leach into soils, waterways and ground waters causing contamination of soils and underground aquifers. The Company's technology can contribute to remediating environmental pollution problems from these sources, by safely treating wastewater for reuse and recycling.

Competition

The market for wastewater treatment facilities within China is competitive and rapidly evolving.   Wastewater treatment processes currently in use in China which compete with the USBF technology the Company has licensed from Ecofluid, are comprised of various types of biological nutrient removal (BNR) processes which apply alternative aerated and unaerated environments to remove nitrogen and phosphorous through the growth and metabolism of specific bacteria.   There are many competitors in the Chinese market currently offering various types of BNR systems including Enviroquip, WES Inc., Pollution Control Systems Inc., Smith & Loveless, Bonadiman Constructors, Redfox Environmental Services, Bio-Microbics Inc., Beckart Environmental Inc., Hydroxyl Systems, AWS American Wastewater Systems, Norweco, Paques and US Filter.  All of these competitors are more well established than the Company and it is likely that they also have greater financial resources and expertise than we do in research and development, manufacturing, testing, obtaining regulatory approvals and marketing approved products and technologies.

The Company intends to seek to compete in the wastewater management industry in China on the basis that it believes wastewater treatment facilities using its USBF technology have a competitive advantage over plants using the currently available BNR technology in relation to cost of installation, footprint, and operating cost, as well as in the ability to easily scale up modularly for future expansion.  In addition, the Company believes that its USBF system provides better performance than currently available BNR systems based on many factors including the fact that the USBF system is:

1.

Overall simpler process to operate

2.

Requires less electrical power

3.

Does not require computerized controls for operation

4.

No chemicals required for operation

5.

Less mechanical equipment to maintain

6.

Produces less sludge

In addition to the foregoing, the Company intends to seek to compete in the wastewater management industry in China on the basis of relationships it is able to establish.  Although some wastewater projects in China, including particularly those in larger Tier 1 cities, are based upon competitive bidding, the Company does not intend to make such projects the focus of its efforts.  Instead, the Company intends to focus its efforts on obtaining contracts for projects such as retrofits, upgrades, and construction of new plant facilities in smaller Tier 2 and 3 cities, and it believes that its ability to obtain such contracts will often be based on relationships it has been able to establish with recognized experts from universities and design institutes, and with mayors and other local authorities.   Although there is no assurance that the Company will be able to successfully compete on this basis, as part of this effort, the Company has entered into the Renmim Alliance Agreement and the Shandong Institute Alliance Agreement described above.

Intellectual Property

Pursuant to the License Agreement, Ecofluid Systems, Inc. granted an exclusive license to China Wastewater to manufacture and/or assemble, distribute, sell, advertise and promote wastewater treatment systems utilizing patented technology owned by Ecofulid Systems, Inc. throughout China.  The License Agreement also grants China Wastewater a royalty-free license to use Econfluid’s “USBF” trademark throughout the term of the License Agreement in conjunction with its operations in China.  Other than the License, the Company does not own any intellectual property relating to wastewater treatment facilities.  The Ecofluid System, Inc. technology which the Company has licensed is not currently patented under Chinese patent laws and the “USBF” trademark is not currently registered under Chinese trademark laws.  Furthermore, the protection of intellectual property rights and proprietary information in China, including both patent and trademark rights, has historically not been as effective as in the United States or other countries.  For example, implementation and enforcement of PRC intellectual property-related laws have historically been deficient and ineffective and may be hampered by corruption and local protectionism. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents or trademarks  issued to us or to determine the enforceability, scope and validity of our proprietary rights in such patents and trademarks.  The experience and capabilities of PRC courts in handling intellectual property litigation varies, and outcomes are unpredictable.  Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations.  To date we have not been involved in any significant intellectual property disputes, or encountered major difficulties in enforcing our intellectual property rights in China.

Research and Development.

The Company did not conduct any research and development during the fiscal years ended December 31, 2010 and 2009.

Employees

The Company has 5 employees in Vancouver, BC, Canada.    The Company has 4 consultants in China to assist in identifying potential opportunities.

Office Space

The Company leases office space in British Columbia, Canada under an operating lease.  The lease provides for a lease payment of $2,718 per month beginning April 1, 2011 expiring March 31, 2012.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

PROPERTIES

The Company leases office space in British Columbia, Canada under an operating lease.  The lease provides for a lease payment of $2,718 per month beginning April 1, 2011 expiring March 31, 2012.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority.  There are no material proceedings known to us, pending or contemplated, in which any of our directors, officers or affiliates or any of our principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us.

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  The Company’s shares trade on the Over The Counter Bulletin Board under the symbol “SSOU” the following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2009	HIGH	LOW
Quarter Ended March 31	$1.01	$1.01
Quarter Ended June 30	$1.01	$1.01
Quarter Ended September 30	$1.01	$1.01
Quarter Ended December 31	$1.01	$1.01

2010	HIGH	LOW
Quarter Ended March 31	$1.01	$1.01
Quarter Ended June 30	$1.01	$1.01
Quarter Ended September 30	$1.01	$1.01
Quarter Ended December 31	$1.01	$0.75

Holders.  As of December 31, 2010 there were 47,315,500 shares of common stock issued and outstanding and 41 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2010 or 2009.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background

 We were formed as a Nevada corporation on June 20, 1997 under the name California Seasons Franchise Corporation.  In September, 1998, we changed our name to Silicon South, Inc., and began pursuing a business developing proprietary electronic components.  We developed three proprietary electronic components which we attempted to manufacture and market.  In April, 2002, we ceased operations and focused our efforts on seeking a business opportunity,

On November 9, 2010, we acquired all of the issued and outstanding common stock of China Wastewater, Inc, (formerly known as Alpha Wastewater, Inc) (“CWI” or “China Wastewater”), a Nevada corporation, in a share exchange transaction.   As a result of this share exchange transaction, CWI became our wholly-owned subsidiary, and the focus of our business operations will now be on the operations to be carried on through CWI.

CWI is a development stage environmental management, manufacturing and technology company focused on wastewater treatment and water recycling.   CWI was founded in 2009 with the sole purpose of launching the Ecofluid Systems wastewater treatment technology in China.  As a result of our acquisition of CWI, our business operations will now be focused on launching the Ecofluid Systems wastewater treatment technology in China.

The following discussion regarding results of operation relates to the business operations of CWI.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of inventory, valuation of any losses on purchase commitments, fair valuation of stock related to stock-based compensation and income taxes.  We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.   Our actual results may differ from these estimates under different assumptions or conditions.  The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements.  The results of our operations for any historical period are not necessarily indicative of the results of our operations for any other future period.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, valuation of purchase commitments, accrued expenses and deferred liabilities, stock-based compensation and income taxes are significant and, therefore, important to aid you in fully understanding and evaluating our reported financial results.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements included all of the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

Assets and liabilities of the Company’s operations are translated from its functional currency of the Canadian dollar into its reporting currency of the U.S. dollar at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity. Income and expenses are translated at the average exchange rate for the period.  Equity transactions are translated at historical rates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2010 and 2009, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets when it is more likely than not that such tax assets will be realized through future operations.

Financial Instruments

As of December 31, 2010, the Company's financial instruments consist primarily of cash and restricted cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair Value of Financial Instruments

Under the Financial Accounting Standards Board (FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

-

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

The Company’s Level 1 assets primarily include cash, cash equivalents and restricted cash. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and shareholder loans, approximate their fair values due to the immediate or short-term maturities of these financial instruments.

The Company’s Level 2 assets and liabilities primarily include a promissory note issued to unrelated parties of the Company, which is discounted at market rate for similar instruments.

The Company has no level 3 assets or liabilities.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' equity.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (ASC 718). ASC 718 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. ASC 718 requires compensation expense to be recorded using the new fair value method.  The Company has opted for the disclosure provisions of ASC 718.

Newly Adopted Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

Results of Operations

Fiscal year ended December 31, 2010 compared to Fiscal Year ended December 31, 2009

	Year Ended December 31,
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$(123,512)		$(236,474)
Interest expense		$(3,176)		$-
Net Loss		$(126,688)		$(236,474)

For the year ended December 31, 2010 we recorded imputed interest expense of $3,176 on promissory note of $200,000 issued on November 10, 2010.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Operating Expenses

Our total expenses for the years ended December 31, 2010 and 2009 are outlined in the table below:

	Year Ended December 31,
	2010	2009
General and administrative	$61,099	$21,530
Consulting and professional fees	$62,413	$51,210
Salary and wages	$-	$163,734
	$123,512	$236,474

General and administrative expenses and consulting and professional fees increased significantly from 2009 to 2010 due to the costs incurred in 2010 on merger between Silicon South, Inc. and China Wastewater, Inc.

During the year ended December 31, 2009 we paid salary and wages of $136,474 which was absent in the year ended December 31, 2010.

Liquidity and Capital Resources

Working Capital

	March 31, 2011	December 31, 2009	Increase (Decrease)
Current Assets	$1,145,735	$-	$1,145,735
Current Liabilities	$1,388,933	$-	$1,388,933
Working Capital	$(234,198)	$-	$(234,198)

Cash Flows

	Year Ended December 31,
		2010		2009
Cash Used in (from) Operating Activities		$(1,056,074)		$58,314
Cash Used in Investing Activities	$	Nil	$	Nil
Cash Provided by Financing Activities		$1,202,475	$	Nil
Effect of foreign exchange rates on cash		$(3,215)		$(58,314)
Net Increase in Cash During the Period		$143,186	$	Nil

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

The Company has entered into an agreement with Ecofluid Systems, Inc. granting an “Exclusive License” for China.  Upon agreement of the parties, the license may also be expanded in the future to include other S.E. Asian countries. Pursuant to the terms of this license agreement, the Company is obligated to pay a Sales Fee to Ecofluid equal to 12.5% of the hard costs incurred by China Wastewater or its customers related to construction of any wastewater treatment system using the Licensed Technology.  Under the terms of the License Agreement, “hard costs” are defined as meaning the purchase price paid to any third party manufacturers, assemblers, vendors or suppliers for equipment and hardware components of the system, excluding items such as concrete, piping, sewage collection equipment, soft costs and costs of installation.  After December 31, 2010, China Wastewater is required to pay a minimum annual sales fee of not less than $50,000 in order to maintain its exclusive territory.   In the event the minimum China Wastewater fails to pay the minimum annual sales fees for any year, Ecofluid then has the right, in its sole discretion, to terminate the License Agreement.

The Sales Fee related to construction of any wastewater treatment system is payable to Ecofluid pro rata in conjunction with system purchase order progress payments.  Ecofluid has the right to periodically review the books and records maintained by China Wastewater related to system purchase order payments and payment of the Sales Fee, and to require China Wastewater to reimburse it for the costs it has incurred to complete the examination in the event it discloses a deficiency of more than 2% in payment of the Sales Fee.  In the event China Wastewater fails to pay any fees due in a timely manner, the unpaid amount shall accrue interest, compounded daily, from its original due date until paid in full, at a rate equal to the greater of 10% per annum or the maximum rate allowed by law.

The term of the License Agreement is through September 18, 2027, the expiration of the patent protecting the Licensed Technology.   However, the License Agreement may be terminated early by either party in the event of a material breach by the other party which is not cured within thirty days of it receipt of written notice describing the terms of the material breach.  Ecofluid also has the right to terminate the License Agreement immediately in the event China Wastewater sells or distributes a wastewater system outside its exclusive territory without the consent of Ecofluid, or in the event China Wastewater breaches the confidentiality provisions of the License Agreement.

We will require substantial additional capital resources in order to commence operations pursuant to the terms of the Exclusive License, and there is no assurance such funds will be available.  In the event such funds are not available, we will be required to delay, reduce the scope of, or abandon our business operations under the terms of the Exclusive License.

On August 5, 2010, China Wastewater and Ecofluid System, Inc. entered into a non-exclusive purchase agreement.  The parties updated and re-executed the non-exclusive purchase agreement on December 23, 2010 (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, China Wastewater holds the non-exclusive right to acquire the USBF Trademark and the patent owned by Ecofluid for a purchase price of two million US Dollars (US $2,000,000) until March 31, 2011.  The Company’s purchase of the USBF Trademark and the Ecofluid patent pursuant to the terms of the Purchase Agreement would have the effect of making the License Agreement null and void. In that event, the Company would no longer be obligated to pay a Sales Fee to Ecofluid.

On July 9, 2010, China Wastewater entered into a funding agreement (the “Funding Agreement”) with Weibiao Xu and Associates, a Republic of China Funding Group (“CFG”).  Under the terms of the Funding Agreement, CFG subscribed for the purchase of a total of 4,800,000 shares of the Company’s common stock at a price of $0.25 per share (an aggregate subscription of US$1,200,000) on or before November 10, 2010, and was granted an option to purchase an additional 3,333,334 shares at a price of $0.30 per (US$1,000,000) on or before November 30, 2010.  None of the options have been exercised, and the expiration date of the options has been extended to April 30, 2011.  By Addendum dated October 18, 2010, the Funding Agreement was amended to specify that the subscription from CFG would be treated as being a subscription for purchase of shares of Silicon South, Inc., following closing under the Reorganization Agreement with China Wastewater, Inc The Company intends to amend its articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000, and intends to issue shares to CFG pursuant to the Funding Agreement as soon as reasonably possible following the effective date of such amendment.

In accordance with the terms of the Funding Agreement and the Addendum, CFG advanced a total of $1,200,000 in October, 2010.  Of this amount, a total of $1,000,000 is currently being held in escrow by the Company for the benefit of CFG, and the parties have agreed that following issuance of Company shares to CFG pursuant to the terms of the Funding Agreement, such funds will be available for use by the Company as part payment of purchase price payable under the Non-Exclusive Purchase Agreement with Ecofluid for purchase of the USBF Trademark and the Ecofluid patent.  CFG has agreed that the remaining $200,000 of the funds it advanced pursuant to the Funding Agreement and Addendum may be used by the Company for administrative purposes prior to issuance of Company shares to CFG pursuant to the terms of the Funding Agreement.  In order to account for this $200,000 advance, the parties have elected to characterize this transaction as a non-interest bearing loan, due and payable on demand, and convertible at the election of the Company into shares of common stock at a price of $0.25 per share.  The Funding Agreement with CFG, the Addendum to the Funding Agreement and the promissory note representing the $200,000 advance, are attached hereto as Exhibit 10.7.

Pursuant to the terms of the Purchase Agreement described above, we have the right to purchase the USBF Trademark and the Ecofluid patent for a purchase price of two million US Dollars (US$2,000,000) until March 31, 2011.   Other than this non-exclusive right to purchase, we do not have any other capital commitments at the present time.  We will require substantial additional capital resources to commence business operations or to exercise our right non-exclusive right to purchase under the Purchase Agreement described above.  We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means.  We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations.  To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility.  To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us.  In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones.  Failure to achieve these milestones would harm our future capital position. Additional financing may not be available on acceptable terms, if at all.  Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control.  If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research projects or operations.

Segment Information

We have determined that we are principally engaged in one operating segment.  Our product candidates are primarily wastewater treatments.

Recent Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Because our assets are, to an extent, liquid in nature, they are not significantly affected by inflation.  However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable during the period of time that we are bringing the product candidates to market.  To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

SILICON SOUTH, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONDOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

SILICON SOUTH, INC.

Table of Contents

Page

Audit Report of Independent Accountants

22

Consolidated Balance Sheets – December 31, 2010 and 2009

23

Consolidated Statements of Operations for the years ended December, 2010 and 2009 and from inception on June 20, 1997 through December 31, 2010

24

Consolidated Statements of Stockholder’s Equity from inception on June 20, 1997 through December 31, 2010 and 2009

25

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from inception on June 20, 1997 through

26

Notes to Consolidated Financial Statements

27

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Silicon South, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Silicon South, Inc. as of December 31, 2010, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon South, Inc. as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $620,834 and $494,146 as of December 31, 2010 and 2009, respectively which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 16, 2011

SILICON SOUTH, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS

Cash	$ 143,186	$ -
Restricted cash	1,000,000	-
Other current assets	2,549	-

TOTAL ASSETS	$ 1,145,735	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 37,144	$ -
Due to related parties	162,843	-
Promissory notes, net of discounts	188,946	-
Subscriptions received	1,000,000	-

TOTAL LIABILITIES	1,388,933	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
50,000,000 common shares, $0.001 par value
Common stock
47,315,500 and 40,000,000 common shares, issued and
outstanding, on December 31, 2010 and 2009 respectively	47,316	40,000
Additional paid-in capital	357,745	478,356
Accumulated other comprehensive income	(27,425)	(24,210)
Accumulated deficit	(620,834)	(494,146)

Total Stockholders' Equity Deficit	(243,198)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,145,735	$ -

The accompanying notes are an integral part of these financial statements.

SILICON SOUTH, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative from
	For the	For the	Inception
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Salaries and wages	-	163,734	251,854
Consulting and professional fees	62,413	51,210	207,773
General and administrative	61,099	21,530	158,031

Total Operating Expenses	123,512	236,474	617,658

OPERATING LOSS	(123,512)	(236,474)	(617,658)

OTHER INCOME (EXPENSE)

Interest expense	(3,176)	-	(3,176)

Total Other Income (Expense)	(3,176)	-	(3,176)

NET LOSS	$ (126,688)	$ (236,474)	$ (620,834)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(3,215)	(58,314)	(27,425)

TOTAL COMPREHENSIVE LOSS	$ (129,903)	$ (294,788)	$ (648,259)

PER SHARE DATA:

Basic and diluted (loss) per
common share	$ (0.00)	$ (1.86)

Weighted average number of
common shares outstanding	41,042,208	127,055

The accompanying notes are an integral part of these financial statements.

SILICON SOUTH, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at inception	-	$ -	$ -	$ -	$ -	$ -

Currency translation adjustment	-	-	-	(2,634)	-	(2,634)

Net loss for the year ended
December 31, 2007	-	-	-	-	(29,424)	(29,424)

Balance - December 31, 2007	-	-	-	(2,634)	(29,424)	(32,058)

Currency translation adjustment	-	-	-	36,738	-	36,738

Net loss for the year ended
December 31, 2008	-	-	-	-	(228,248)	(228,248)

Balance - December 31, 2008	-	-	-	34,104	(257,672)	(223,568)

Common shares issued for debt on
October 7, 2009	75,000	75	-	-	-	75

Common shares issued for debt on
December 31, 2009	39,925,000	39,925	478,356	-	-	518,281

Currency translation adjustment	-	-	-	(58,314)	-	(58,314)

Net loss for the year ended
December 31, 2009	-	-	-	-	(236,474)	(236,474)

Balance - December 31, 2009	40,000,000	40,000	478,356	(24,210)	(494,146)	-

Adjustment for effects of reverse
merger on November 10, 2010	7,315,500	7,316	(137,316)	-	-	(130,000)

Common stock options exercised
on November 10, 2010	-	-	2,475	-	-	2,475

Discount on promissory note payable			14,230			14,230

Currency translation adjustment	-	-	-	(3,215)	-	(3,215)

Net loss for the year ended
December 31, 2010	-	-	-	-	(126,688)	(126,688)

Balance - December 31, 2010	47,315,500	$ 47,316	$ 357,745	$ (27,425)	$ (620,834)	$ (243,198)

The accompanying notes are an integral part of these financial statements.

SILICON SOUTH, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

			Cumulative from
	For the	For the	Inception
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$ (126,688)	$ (236,474)	$ (620,834)
Items not involving cash
Amortization of discount on promissory notes	3,176	-	3,176
Adjustments to reconcile net loss
to cash used in operating activities:
Restricted cash	(1,000,000)	-	(1,000,000)
Other current assets	(2,549)	-	(2,549)
Accounts payable	7,145	-	7,145
Expenses paid by related parties	62,842	294,788	581,198

Net cash flows used in Operating Activities	(1,056,074)	58,314	(1,031,864)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from option exercise	2,475	-	2,475
Promissory note	200,000	-	200,000
Subscriptions received	1,000,000	-	1,000,000

Net cash flows provided by financing activities	1,202,475	-	1,202,475

EFFECT OF EXCHANE RATES ON CASH	(3,215)	(58,314)	(27,425)

NET CHANGE IN CASH	143,186	-	143,186

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$ 143,186	$ -	$ 143,186

Supplemental Cash Flow Disclosures

Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities

Common stock issued for debt	$ -	$ 518,356	$ 518,356
Common stock issued in reverse merger	$ (130,000)	$ -	$ (130,000)

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Silicon South, Inc. (“Silicon”) was formed in the name of California Seasons Franchise Corporation under the laws of the State of Nevada on June 20, 1997.  From inception to April 2002 the principal business activity of Silicon was developing three proprietary electronic components to manufacture and market. After April 2002, Silicon had no operations and focused on seeking a business opportunity.

On November 9, 2010 Silicon completed a share exchange agreement with China Wastewater, Inc. (“China”), a technology company formed under the laws of the State of Nevada.  China owns an exclusive license to manufacture, assemble, advertise, promote, sell, and distribute a patented wastewater purification system in the People’s Republic of China.

Pursuant to the share exchange agreement, China assumed Silicon’s outstanding debt of $130,000 at November 9, 2010 and Silicon issued 40,000,000 shares of restricted common stock in exchange for 100 percent of the 40,000,000 outstanding shares of China, which shares represented 84.54 percent of the combined company (the “Company”)’s outstanding common stock after the transaction.

As the result of the transaction China obtained control of Silicon, thereby is the accounting acquirer in the transaction, and the transaction was recognized as the reverse acquisition of Silicon by China.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements included all of the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

Assets and liabilities of the Company’s operations are translated from its functional currency of the Canadian dollar into its reporting currency of the U.S. dollar at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity. Income and expenses are translated at the average exchange rate for the period.  Equity transactions are translated at historical rates.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2010 and 2009, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets when it is more likely than not that such tax assets will be realized through future operations.

Financial Instruments

As of December 31, 2010, the Company's financial instruments consist primarily of cash and restricted cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Under the Financial Accounting Standards Board (FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

-

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

The Company’s Level 1 assets primarily include cash, cash equivalents and restricted cash. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and shareholder loans, approximate their fair values due to the immediate or short-term maturities of these financial instruments.

The Company’s Level 2 assets and liabilities primarily include a promissory note issued to unrelated parties of the Company, which is discounted at market rate for similar instruments.

The Company has no level 3 assets or liabilities.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' equity.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (ASC 718). ASC 718 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. ASC 718 requires compensation expense to be recorded using the new fair value method.  The Company has opted for the disclosure provisions of ASC 718.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Newly Adopted Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year’s presentation.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses of $620,834 and $494,146 as of December 31, 2010 and 2009 respectively. The Company has earned no revenues since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RESTRICTED CASH

Restricted cash of $1,000,000 as at December 31, 2010 consists of subscriptions received for purchasing 4,000,000 shares of the Company’s common stock at $0.25 per share. The funds are not available to the Company until the issuance of the related shares upon the Company’s acquisition of the exclusive worldwide license excluding North America to manufacture, assemble, advertise, promote, sell, and distribute a patented wastewater purification system.

NOTE 5 – RELATED PARTY BALANCES

A private Nevada company wholly owned by two directors of the Company made payments on behalf of China since the inception of its operation in 2007.

During the year ended December 31, 2009, the Company issued 40,000,000 shares of its common stock valued at $518,356 to extinguish the outstanding balance owed to the related party, resulting in $Nil balance owed to this related party at December 31, 2009.

During the year ended December 31, 2010 the related party continued to make payments on behalf of the Company.  On July 15, 2010 the Company converted the outstanding balance of $87,285 and any future advances to the Company into promissory note, which is unsecured, non-interest bearing and repayable by December 31, 2011. As at December 31, 2010 the balance of the promissory note was $154,199.

As at December 31, 2010 the Company had due to other related parties of $8,644 incurred by Silicon prior to the completion of the share exchange agreement on November 9, 2010. The amount is unsecured, non-interest bearing and has no fixed term of repayment.

NOTE 6 – PROMISSORY NOTE - UNRELATED PARTIES

On November 10, 2010 the Company issued a promissory note of $200,000, which is unsecured, non-interest bearing and payable by June 30, 2011. The promissory note was discounted at imputed interest rate of 12 percent per annum (8.75 percent points over Wall Street prime rate of 3.25 percent). From the inception of the promissory note to December 31, 2010 imputed interest expense of $3,176 was recorded.

NOTE 7 – STOCK SUBSCRIPTION RECEIVED

During the year ended December 31, 2010 the Company received gross proceeds of $1,200,000 as subscriptions for 4,800,000 of the Company’s common stock at $0.25 per share. The proceeds were restricted until the issuance of the related shares upon the Company’s acquisition of the exclusive worldwide license excluding North America to manufacture, assemble, advertise, promote, sell, and distribute a patented wastewater purification system.

On November 10, 2010 the Company converted $200,000 of the proceeds into a promissory note, resulting in $1,000,000 as subscriptions received for common shares.

NOTE 8 - STOCKHOLDERS’ EQUITY

Authorized

50,000,000 Common shares with par value of $0.001

Issued and Outstanding

On October 7, 2009, upon incorporation of China, China issued 75,000 shares of its common stock valued at $75 to a related party as repayment for amounts owed to the related party.  On December 31, 2009, the Company issued 39,925,000 shares of its common stock valued at $518,281 to a related party as repayment for the full outstanding balance owed to the related party.

On November 9, 2010, the effective date of the share exchange agreement, Silicon had 7,315,500 shares of its common stock issued and outstanding.  Upon completion of the share exchange agreement Silicon issued 40,000,000 shares of restricted common stock in exchange for all of China’s 40,000,000 shares issued and outstanding.  As at December 31, 2010 the Company had 47,315,500 shares of its common stock issued and outstanding.

Stock Options

On July 25, 2010 Silicon granted 2,475,000 options to a consultant, with the options exercisable into the Company’s common stock at $0.001 per share, expiring four business days following the closing of the share exchange agreement.  The options were exercised on November 15, 2011. The related shares were not issued as at December 31, 2010 and the date of this filing.

NOTE 9 – INCOME TAXES

The Company follows Statement of ASC 740 "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2010	2009
Refundable federal income tax attributable to:
Current operations	$ 47,000)	$ 89,000)
Less, change in valuation allowance	(47,000)	(89,000)
Net refundable amount	$ -)	$ -)

The main differences between the statutory rate of 34 percent and the Company’s effective rate at zero percent are non-deductible stock-based compensation and the change in valuation allowance.

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 326,000)	$ 279,000)
Less, valuation allowance	(326,000)	(279,000)
Net deferred tax asset	$ -)	$ -)

At December 31, 2010, the Company had an unused net operating loss carryover approximating $960,000 that is available to offset future taxable income, which expires beginning in 2017.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company paid total consulting fees of $8,500 (2009 - $Nil) to two directors of the Company.

During the year ended December 31, 2010, the Company paid $Nil salaries (2009 - $177,000) to two directors of the Company.

The above related party transactions were in the normal course of operations and are recorded at their exchange amounts.

NOTE 11 -  COMMITMENTS AND CONTINGENCIES

Leasing Arrangements

The Company leases office space in British Columbia under an operating lease. The lease provides for a lease payment of $2,718 per month beginning April 1, 2011 expiring March 31, 2012.  Future minimum lease payments under the terms of the operating leases are as follows:

2011	$ 31,962
2012	8,154
Thereafter	-
Total	$ 40,116

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our accountants on accounting and financial disclosure.

ITEM 9A

CONTROLS AND PROCEDURES

(a)        Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported properly within the time periods specified in the SEC’s rules and forms.

The management and board of directors strive to remedy the deficiencies by thoroughly reviewing the requirements for filings and the contents of filings. We have consulted accounting and legal experts on disclosure requirements for this filing. In addition, we are in the process of engaging financial and legal experts internally to ensure we will meet all future reporting and filing requirements timely.

Internal Control Over Financial Reporting

(b)

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's internal controls over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”). Based on management’s evaluation, we concluded our internal control over financial reporting was not effective as of December 31, 2010 due to inadequate segregation of duties.

The management concludes that the impact of inadequate segregation of duties is immaterial due to the fact that we have a small operation with limited transactions, all transactions are approved by the management and all material transactions are approved by the board of directors.

The Company plans to take steps to enhance and improve the design of its internal controls over financial reporting. During the period covered by this annual report, the Company has not been able to remediate the weaknesses identified above. To remediate such weaknesses, the Company is in the process of appointing additional qualified personnel to address inadequate segregation of duties, and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If the Company is unsuccessful in securing such funds, remediation efforts may be adversely affected.

Notwithstanding the foregoing, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)           Attestation Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

 (d)

Changes in Internal Control over Financial Reporting

During the period covered by this annual report, despite the change in management and board of directors, there were no changes in the Company's internal control system over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current officers and directors.  All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.  Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name

Age

Position Held

Brian L. Hauff

62

President, Chief Executive Officer, Director

Shengfeng Justin Wang

32

Chief Financial Officer, Secretary, Director

Hon. Charles Mayer

72

Director and Chairman

Brian L. Hauff, President, Chief Executive Officer, Director.  Mr. Hauff attended Simon Fraser University from 1968 to 1971 and graduated with a BA (Hor. 1st) ECCO, First Class Honours, Economics and Commerce and University of British Columbia from 1972 to 1975, LLB, Law Degree.  Mr. Hauff practiced law from 1976 to 1982 focusing on real estate and commercial clients.  Since 2005, Mr. Hauff has been a real estate investor/developer and since 2008, Mr. Hauff has been the president of Asiamera Capital, Inc.; the principal business of Asiamera Capital, Inc. is investment holding. Since 2009, Mr. Hauff has been President of China Wastewater, Inc.  Mr. Hauff was selected to serve on the Company’s board of directors primarily because of his experience as an attorney and as a real estate investor and developer, and because of his knowledge in the wastewater treatment field.

Shengfeng Justin Wang, Chief Financial Officer, Chief Financial Officer, Secretary and Director.  Mr. Wang attended the University of Alberta from 2000 to 2004 where he received a BA in Economics and the University of Hertfordshire England from 2004 to 2005 where he received an MBA International.  From 2001 through 2007, Mr. Wang was a private real estate investor.  In 2008, Mr. Wang was a founder and Vice President of China Wastewater, Inc. and Vice President of Asiamera Capital, Inc.; the principal business of Asiamera Capital, Inc. is investment holding.   Mr. Wang continues as Vice President of Asiamera Capital, Inc.  He is also a director of Kunshan Mingshi Development Co., Ltd.  Mr. Wang was selected to serve on the Company’s board of directors primarily because of his knowledge regarding conducting business operations in China

Hon. Charles James Mayer, Chairman of the Board of Directors.  Since 2001, Mr. Mayer has served as a private investor and corporate advisor.  From 1996 to 2007   he served as director of Canada Bread Co., Limited, a public company located in Toronto, Canada; from  2004 to 2010  he served as a director of Teilhard Technologies Inc., a computer integration company located in Calgary Alberta, Canada; and from 2005 to the present he has served as a director of  Food CEK Systems, a food safety company located in Calgary Alberta, Canada.   Mr. Mayer was  an Ottawa, Ontario, Canada Member of Parliament  from  1979 to 1993, and from 1984 through 1993 he served in various capacities in the Federal Cabinet of the Canadian government, including serving as Minister of Agriculture,  Minister of Western Economic Diversification, Minister of State Grains & Oilseeds and Minister of State, Canadian Wheat Board.  He served as Chair of the Manitoba Crop Insurance Corporation from 1997 to 2001, Co-Chair, Agricultural Summit for Alberta Agriculture Food and Rural Development from 2000 to 2001 and Chair, Alberta Crop Insurance Review from 2000 to 2002.  From 2000 to 2010 he was a director of Care Canada, Inc., which assists in the administration of certain governmental foreign aid programs,  and from 2000 to the present he has served as a director of the Frontier Center for Public Policy. Mr. Mayer has significant experience in the area of international trade practices and policies along with extensive knowledge of official political channels of regional, national and international governments and private business.  Mr. Mayer was selected to serve on the board of directors because of his broad based business experience.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Committees of Board of Directors

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees.  Additionally, because we do not have an audit committee, we do not have an “audit committee financial expert”.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years  2009 and 2010

The following table provides certain information for the fiscal years ended December 31, 2009 and 2010 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brian L. Hauff, President, CEO, Director	2010 2009	5,000 120,000	-- --	-- --	-- --	-- --	-- --	-- --	5,000 120,000

Shengfeng Justin Wang(2), CFO, Director	2010 2009	3,500 57,000	-- --	-- --	-- --	-- --	-- --	-- --	3,500 57,000

Zagros Shahvaran (1) Former Sole Officer and Director	2010 2009 2008 2007	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --

 (1) Zagros Shahvaran resigned as an officer and director effective as of November 9, 2010.

Employment Agreements

None.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brian L. Hauff	-	-	-	-	-	-	-	-	-
Shengfeng Justin Wang	-	-	-	-	-	-	-	-	-
Zagros Shahvaran	-	-	-	-	-	-	-	-	-

Discussion of Director Compensation

Neither the Company nor China Wastewater paid any director compensation during the fiscal year ended December 31, 2010.  The Company may begin to compensate its directors at some time in the future.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separate compensation committee.  During the fiscal year ended December 31, 2010, the entire board of directors participated in the deliberations of the board concerning executive compensation, including Brian L. Hauff, who is the Company’s President and Chief Executive Officer.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information, as of December 31, 2010, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group.  The information relating to the ownership interests of such shareholders is provided after giving effect to the Reorganization.

Class

Beneficial Owner

Beneficial Ownership

     Percentage

Common

Brian Hauff (1)(2)

7,125,000

15.05%

797 Eyremount Dr.

West Vancouver, BC

Common

Shengfeng Justin Wang (1)(3)

6,125,000

12.94%

1592 Chippendale Court

West Vancouver, BC

Common

Jieyuan Wang (3)

2,000,000

4.23%

1592 Chippendale Court

West Vancouver, BC

Common

Charles J. Mayer (1)

150,000

0.32%

106 Desjardins Road

St. Francois Xavier, Manitoba

Common

Biwen Daisy Ye

6,000,000

12.68%

9160 Diamond Rd.

Richmond, BC

Common

5240 Investments Ltd.(4)

7,000,000

14.79%

Suite 2900-550 Burrard St.

Vancouver, BC

Common

Asiamera Capital, Inc.

4,250,000

8.98%

9160 Diamond Rd.

Richmond, BC

Common

Zagros Shahvaran

5,600,000

11.83%

4302 Hollow Road

Logan, UT  84321

All Officers and Directors

As a Group (3 People)

13,400,000

28.32%

(1)  Officer and/or director

(2)  Includes 5,000,000 shares owned directly by Mr. Hauff and 2,125,00 shares registered in the name of Asiamera Capital, Inc., of which Mr. Hauff may be deemed to be the beneficial owner as a result of his ownership of a 50% interest in Asiamera.

(3)   Includes 2,000,000 shares owned directly by Mr. Wang, 2,125,000 shares registered in the name of Asiamera Capital, Inc., of which Mr. Wang may be deemed to be the beneficial owner as a result of ownership of 50% interest in Asiamera, and 2,000,000 shares owned by Jieyuan Wang, the spouse of Shengfeng Justin Wang, of which Mr. Wang may be deemed to be the beneficial owner.

(4)   Robert Millar, LLB, owns and controls 100% of 5240 Investments Ltd.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

China  Wastewater issued 40,000,000 shares of its stock to Asiamera for debt extinguishment in the amount of $518,356.  Brian Hauff and Shengfeng Justin Wang are equal owners of Asiamera.  Asiamera allocated 26,750,000 of the China Wastewater shares to approximately 10 people as consideration for consulting fee, services and/or debt extinguishment.

A related party, Asiamera Capital, Inc., has been paying all the expenses of the Company since 2007.  As of December 31, 2008, the Company had recorded $223,568 as due to a related party. During 2009, Asiamera advanced an additional $294,788 on the Company’s behalf, and during 2009, the Company issued Asiamera common stock in the amount of $518,356 for the extinguishment of the total liability owed to Asiamera at that time.   As the Company had no readily determinable value at the time of issuance, the shares were valued at par ($0.001), and the remaining value of the debt was recorded to additional paid-in capital.   Subsequent to December 31, 2009, Asiamera continue to advance funds for payment of liabilities on the Company’s behalf.  As of September 30, 2010 and December 31, 2009, the Company was obligated to Asiamera in the amount of $93,970 and $Nil, respectively.  The outstanding amounts owed to Asiamera are interest free.  The outstanding unpaid advances by Asiamera as of July 15, 2010, are evidenced by a promissory note, a copy of which is attached to this report on Form 8-K/A as Exhibit 10.6.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Brian Hauff is not an independent director under these rules because he also serves as the Company’s CEO, and that Shengfeng Justin Wang is not an independent director under these rules because he also serves as the Company’s CFO.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees by Sadler, Gibb & Associates, LLC for the audit of the Company's annual financial statements was accrued at $3,000 for the fiscal year ended December 31, 2010.

The aggregate fees billed by R.R. Hawkins & Associates International, a PSC for the audit of the Company's annual financial statements was $10,000 for the fiscal year ended December 31, 2009.

Audit Related Fees

The aggregate fees billed by Sadler, Gibb & Associates, LLC for the audit of the Company's annual financial statements included in our 8-K filing was $4,000 for the fiscal years ended December 31, 2008 and 2009.

Tax Fees

The aggregate fees for tax compliance, advice and planning were $Nil for the fiscal year ended December 31, 2010 and $575 for the fiscal year ended December 31, 2009.

All Other Fees

 The Company did not have any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Audited Financial Statements for the fiscal year ended December 31, 2010.

(b)

Exhibits.

3.1

Articles of Incorporation incorporated by reference to the filing on Form 10-SB dated July 5, 2005.

3.2

Bylaws incorporated by reference to the filing on Form 10-SB dated July 5, 2005

10.1

Thurman Investments Corporation Option, incorporated by reference from exhibit to Current Report on Form 8K filed on November 9, 2010, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

10.2

License Agreement dated December 23, 2010 between China Wastewater, Inc. and Ecofluid Systems, Inc, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

10.3

Non-Exclusive Right of Purchase dated December 23, 2010 between China Wastewater, Inc. and Ecofluid Systems, Inc, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

10.4

Strategic Alliance Agreement dated September 1, 2010, between China Wastewater, Inc. and Renmin University of China School of Environment and Natural Resources, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

10.5

Strategic Alliance Agreement dated November 11, 2010, between China Wastewater, Inc. and Shandong Provincial Urban Construction Design Institute, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

10.6

Promissory Note dated July 15, 2010, between Alpha Wastewater, Inc., and Asiamera Capital, Inc, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

10.7

Funding Agreement dated July 9, 2010 between Alpha Wastewater, Inc., and Weibiao Xu and Associates (CFG”), together with Addendum dated October 18, 2010, and Promissory Note dated November 10, 2010, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

16.1

Letter regarding change in certifying accountant from R.R. Hawkins & Associates International, a PSC (incorporated by reference from Form 8-K filed on November 9, 2010, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON SOUTH, INC.

By:  /S/ Brian L. Hauff

Brian L. Hauff, Chief Executive Officer

Date: May 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Brian L. Hauff

Brian L. Hauff, Chief Executive Officer, Director

Date: May 16, 2011

By:  /S/ Shengfeng Justin Wang

Shengfeng Justin Wang, Chief Financial Officer, Director

Date: May 16, 2011