Form 10-Q
period 2011-03-31
SILICON SOUTH INC
filed 2011-05-20
CIK 1093928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-51906

SILICON SOUTH, INC.

 (Exact name of registrant as specified in its charter)

Nevada	77-0458478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1500 - 701 West Georgia Street
Vancouver, B.C.	V7Y 1C6
(Address of principal executive offices)	(Zip Code)

604-601-8503

(Registrant’s telephone number, including area code)

9160 Diamond Road, Richmond, BD, Canada V7E 1P3
(Former name, former address, and former fiscal year, if change since last report)

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

   . Yes   X . No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 20, 2011: 47,315,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010, and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on May 20, 2011.

SILICON SOUTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2011

PAGE
CONSOLIDATED BALANCE SHEETS	5
CONSOLIDATED STATEMENTS OF OPERATIONS	6
CONSOLIDATED STATEMENTS OF CASH FLOWS	7
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	8 - 9

SILICON SOUTH, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$ 60,087	$ 143,186
Restricted cash	1,000,000	1,000,000
Other current assets	9,523	2,549

TOTAL ASSETS	$ 1,069,610	$ 1,145,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 27,100	$ 37,144
Due to related parties	164,934	162,843
Promissory notes, net of discounts	194,443	188,946
Subscriptions received	1,000,000	1,000,000

TOTAL LIABILITIES	1,386,477	1,388,933

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
50,000,000 common shares, $0.001 par value
Common stock
47,315,500 common shares issued and outstanding
on March 31, 2011 and December 31, 2010 respectively	47,316	47,316
Additional paid-in capital	357,745	357,745
Accumulated other comprehensive income	(708)	(27,425)
Accumulated deficit	(721,220)	(620,834)

Total Stockholders' Equity Deficit	(316,867)	(243,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,069,610	$ 1,145,735

- The accompanying notes are an integral part of these financial statements -

SILICON SOUTH, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative from
	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2011	2010	2011

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Salaries and wages	-	-	251,854
Consulting and professional fees	40,862	961	248,635
General and administrative	22,828	9,202	180,859

Total Operating Expenses	63,690	10,163	681,348

OPERATING LOSS	(63,690)	(10,163)	(681,348)

OTHER INCOME (EXPENSE)
Interest expense	(5,497)	-	(8,673)
Loss on foreign currency transactions	(31,199)	-	(31,199)

Total Other Income (Expense)	(36,696)	-	(39,872)

NET LOSS	$ (100,386)	$ (10,163)	$ (721,220)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	26,717	(216)	(708)

TOTAL COMPREHENSIVE LOSS	$ (73,669)	$ (10,379)	$ (721,928)

PER SHARE DATA:

Basic and diluted (loss) per share	$ (0.00)	$ (0.00)

Weighted average number of
shares outstanding	47,315,500	40,000,000

- The accompanying notes are an integral part of these financial statements -

SILICON SOUTH, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative from
	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011

OPERATING ACTIVITIES
Net loss	$ (100,386)	$ (10,163)	$ (721,220)
Items not involving cash
Amortization of discount on promissory notes	5,497	-	8,673
Expenses paid by related parties	(2,287)	-	578,911
Adjustments to reconcile net loss
to cash used in operating activities:
Restricted cash	-	-	(1,000,000)
Other current assets	(6,805)	-	(9,354)
Accounts payable	(10,044)	10,379	(2,899)

Net cash flows used in Operating Activites	(114,025)	216	(1,145,889)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from option exercise	-	-	2,475
Promissory note	-	-	200,000
Subscriptions received	-	-	1,000,000

Net cash flows provided by financing activities	-	-	1,202,475

EFFECT OF EXCHANGE RATES ON CASH	30,926	(216)	3,501

NET CHANGE IN CASH	(83,099)	-	60,087
CASH AT BEGINNING OF PERIOD	143,186	-	-

CASH AT END OF PERIOD	$ 60,087	$ -	$ 60,087

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for debt	$ -	$ -	$ 518,356
Common stock issued in reverse merger	$ -	$ -	$ (130,000)

- The accompanying notes are an integral part of these financial statements -

 SILICON SOUTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Silicon South, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been condensed or omitted.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $721,220 and $620,834 as of March 31, 2011 and December 31, 2010, respectively.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011 a private Nevada company wholly owned by two directors of the Company made net payments of $2,091 on behalf of the Company, which was added to the promissory note payable to the related party.   As at March 31, 2011 the balance of the promissory note was $156,290, which is unsecured, non-interest bearing and repayable by December 31, 2011.

During the three months ended March 31, 2011, the Company paid total consulting fees of $15,000 to the President of the Company and consulting fees of $6,000 to the Chief Financial Officer of the Company.  The transactions were in the normal course of operations and are recorded at their exchange amounts.

NOTE 5 – PROMISSORY NOTES

On November 10, 2010 the Company issued a promissory note of $200,000, which is unsecured, non-interest bearing and payable by June 30, 2011.  The promissory note was discounted at an imputed interest rate of 12 percent per annum.  During the three months ended March 31, 2011 the Company recorded interest expense of $5,497.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and determined the Company had no additional material subsequent events to report.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

	Three Months Ended March 31,
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$(63,690)		$(10,163)
Interest expense		$(5,497)		$-
Loss on foreign currency transactions		$(31,199)		$-
Net Loss		$(100,386)		$(10,163)

For the three months ended March 31, 2011 we recorded imputed interest expense of $5,497 on promissory note of $200,000 issued on November 10, 2010. During the three months ended March 31, 2010 we did not incur such interest expense.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Operating Expenses

Our total expenses for the three months ended March 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended March 31,
	2011	2010
Consulting and professional fees	$40,862	$961
General and administrative	$22,828	$9,202
	$63,690	$10,163

General and administrative expenses and consulting and professional fees increased significantly from the three months ended March 31, 2010 to 2011 due to increased activities in 2011.

We had foreign exchange loss of $31,199 during the three months ended March 31, 2011, due to the depreciation of our current assets held in the U.S. dollar by our subsidiary China Wastewater, Inc., whose functional currency is Canadian dollar as a result of the depreciation of U.S. dollar against Canadian dollar.

Liquidity and Capital Resources

Working Capital

	March 31, 2011	December 31, 2010	Increase (Decrease)
Current Assets	$1,069,610	$1,145,735	$(76,125)
Current Liabilities	$1,386,477	$1,388,933	$(2,456)
Working Capital	$(316,867)	$(243,198)	$(73,669)

Cash Flows

	Three Months Ended March 31,
		2011		2010
Cash Used in (from) Operating Activities		$(114,025)		$216
Cash Used in Investing Activities	$	Nil	$	Nil
Cash Provided by Financing Activities	$	Nil	$	Nil
Effect of foreign exchange rates on cash		$30,926		$(216)
Net Increase in Cash During the Period		$(83,099)	$	Nil

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2011, our company had a working capital deficit of $316,867 and an accumulated deficit of $721,220.

The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Please refer to our Form 10-K for the year ended December 31, 2010 filed with the SEC for our critical accounting policies, from which there has been no change as of the date of this file.

Recent Accounting Pronouncements

During the period ended March 31, 2011 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

The management and board of directors strive to remedy the deficiencies by thoroughly reviewing the requirements for filings and the contents of filings. We have consulted accounting and legal experts on disclosure requirements for this filing. In addition, we are in the process of engaging financial and legal experts internally to ensure we will meet all future reporting and filing requirements.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SILICON SOUTH, INC.

By: /s/ Brian Hauff

  Brian Hauff, Chief Executive Officer

Date:  May 20, 2011

By: /s/ Shengfeng Wang___________________

   Shengfeng Wang, Chief Financial Officer

Date: May 20, 2011