Form 10-Q
period 2011-06-30
SILICON SOUTH INC
filed 2011-08-22
CIK 1093928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 22, 2011: 47,315,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010, and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on May 20, 2011.

SILICON SOUTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2011

PAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS	5
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	6
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	7
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8 - 10

SILICON SOUTH, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$59,083	$143,186
Restricted cash	-	1,000,000
Other current assets	6,378	2,549
Total current assets	65,461	1,145,735

Intangible assets	1,050,000	-

TOTAL ASSETS	$1,115,461	$1,145,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$75,615	$37,144
Due to related parties	233,156	162,843
Related party promissory note, net of unamortized discounts	200,000	188,946
Subscriptions received	-	1,000,000
Total current liabilities	508,771	1,388,933

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 150,000,000 shares authorized,
47,315,500 shares issued and outstanding on June 30, 2011
and December 31, 2010	47,316	47,316
Additional paid-in capital	1,932,995	357,745
Accumulated other comprehensive income	(32,465)	(27,425)
Accumulated deficit	(1,341,156)	(620,834)
Total stockholders' equity (deficit)	606,690	(243,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,115,461	$1,145,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILICON SOUTH, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Inception
	Six Months Ended		Three Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Salaries and wages	-	-	-	-	251,854
Consulting and professional	346,048	1,935	326,186	974	553,821
Management	125,431	-	104,431	-	125,431
General and administrative	238,253	23,766	215,425	14,564	396,284

Total Operating Expenses	709,732	25,701	646,042	15,538	1,327,390

OPERATING LOSS	(709,732)	(25,701)	(646,042)	(15,538)	(1,327,390)

OTHER INCOME (EXPENSE)
Interest expense	(11,054)	-	(5,557)	-	(14,230)
Gain on foreign currency	464	-	31,663	-	464

Total Other Income (Expense)	(10,590)	-	26,106	-	(13,766)

NET LOSS	$(720,322)	$(25,701)	$(619,936)	$(15,538)	$(1,341,156)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(5,040)	348	(31,757)	564	(32,465)

TOTAL COMPREHENSIVE LOSS	$(725,362)	$(25,353)	$(651,693)	$(14,974)	$(1,373,621)

PER SHARE DATA:
Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares
outstanding – basic and diluted	47,315,500	40,000,000	47,315,500	40,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILICON SOUTH, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended		Inception
	June 30,		Through
	2011	2010	June 30, 2011
OPERATING ACTIVITIES
Net loss	$(720,322)	$(25,701)	$(1,341,156)
Adjustments to reconcile net loss to net cash used in operations
Amortization of discount on promissory notes	11,054	-	14,230
Shares to be issued for services	2,000	-	2,000
Shares issued for services	523,250	-	523,250
Changes in operating assets and liabilities
Other current assets	(3,829)	-	(6,378)
Accounts payable	38,471	-	45,616
Due to related parties	20,313	25,353	601,511
Net cash flows used in operating activities	(129,063)	(348)	(160,927)

INVESTING ACTIVITIES
Purchase of intangible assets	(1,000,000)	-	(1,000,000)
Net cash flows used in investing activities	(1,000,000)	-	(1,000,000)

FINANCING ACTIVITIES
Released restricted cash	1,000,000	-	-
Proceeds from option exercise	-	-	2,475
Related party promissory note	-	-	200,000
Common stock subscribed	50,000	-	1,050,000
Net cash flows provided by financing activities	1,050,000	-	1,252,475

EFFECT OF EXCHANGE RATES ON CASH	(5,040)	348	(32,465)

NET CHANGE IN CASH	(84,103)	-	59,083
CASH AT BEGINNING OF PERIOD	143,186	-	-

CASH AT END OF PERIOD	$59,083	$-	$59,083

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Non-Cash Investing and Financing Activities:
Due to related party for intangible asset purchased	$50,000	$-	$50,000
Stock liability transferred to additional paid-in capital	1,000,000	-	1,000,000
Common stock returned to the Company and cancelled	1,750	-	1,750
Common stock issued for debt	-	-	518,356
Common stock issued in reverse merger	-	-	(130,000)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILICON SOUTH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $1,341,156 and $620,834 as of June 30, 2011 and December 31, 2010, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the six months ended June 30, 2011, there was no impairment of long-lived assets

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – WORLD RIGHTS TO PATENT

During the six months ended June 30, 2011, pursuant to an asset purchase agreement, the Company purchased from ECOfluid Systems, Inc., a British Columbia Corporation (“ECO”) the world rights to the patent that covers the Upflow Sludge Blanket Filtration process as well as several advancements to this system for the purchase price of $1,050,000, of which $1,000,000 was paid by June 30, 2011 with the cash of $1,000,000 that was restricted for the purchase. The other $50,000 of the purchase price is accrued as an amount due to related parties as of June 30, 2011.

In conjunction with the asset purchase, the Company executed a technology transfer license agreement with ECO, pursuant to which the Company licensed back to ECO the exclusive, royalty-free right, to use the assets within the geographic territory consisting of North America, Central America and the Caribbean.  Under the terms of the license agreement, ECO is obligated to pay the Company a sales fee based on hard costs of completed systems sold by ECO.  The sales fee is 1.5% of the hard cost of systems completed in the first year of the License Agreement, 3.5% in the second year, 5% in years 3 and 4, and 6% thereafter throughout the remaining term of the license agreement.

In conjunction with the asset purchase agreement, the Company executed a consulting services agreement with Karel V. Galland, the principal of ECO, for a term of 3 years at mutually agreed upon fees for contracted work as needed and to reimburse him for costs and expenses at the rate of actual cost plus 12%. In conjunction with the consulting services agreement, a private Nevada company owned by two directors of the Company sold 1,000,000 common shares to Mr. Galland for a nominal purchase price of $1,000, or $0.001 per share on behalf of the Company. The shares were valued at $0.30 per share for gross amount of $300,000, of which $299,000 was recorded as consulting expense.

Subsequent to June 30, 2011, Mr. Galland was appointed as a director of the Company.

NOTE 5 – RESTRICTED CASH

The restricted cash of $1,000,000 as of December 31, 2010 consisted of subscriptions received for the purchase of 4,000,000 common shares at $0.25 per share. The funds were not available to the Company until the Company’s acquisition of the world rights to the patent from ECO. These funds were used to complete the acquisition during the six months ended June 30, 2011.  Although sold and paid for in 2010, the 4,000,000 shares have not been issued and have not been included in total shares issued and outstanding on the balance sheet.

NOTE 6 – RELATED PARTY BALANCES AND TRANSACTIONS

During the six months ended June 30, 2011, the Company incurred management fees of $30,000 to the President of the Company and $16,500 to the Vice President of China Operations.

On June 1, 2011 the Company signed a management agreement with the Chief Financial Officer of the Company at monthly consideration of cash payment of $1,000 and the issuance of the Company’s common stock as follows:

-	Issuance of 7,000 shares, in the event the Company’s stock is trading at a closing price equal to or higher than $0.30 in the stock market at the end of the month; or
-
In the event the Company’s stock is trading in the stock market at a price below $0.30 at the end of the month, the number of shares to be issued is based on the formula of $2,000/trading closing price at the end of the month.

As of June 30, 2011, 7,000 common shares were earned under this agreement. The shares were not issued by the Company as of June 30, 2011.

During the six months ended June 30, 2011, a private Nevada Company jointly owned by the President and the Vice President China Operation of the Company sold 500,000 common shares to a senior administrative consultant for gross proceeds of $500, and 250,000 common shares to the CFO of the Company for gross proceeds of $250. The shares were valued at $0.30 per share for gross amount of $225,000, of which $224,250 was expensed.

As at June 30, 2011 and December 31, 2010, amounts owed to related parties including Mr. Galland, the Vice President of China Operations and a private Nevada company jointly owned by the President and the VP totaled $233,156 and $162,843, respectively. Amounts due to related parties are unsecured, non-interest bearing and due upon demand.

NOTE 7 – RELATED PARTY PROMISSORY NOTE

On November 10, 2010, the Company issued a promissory note of $200,000, which is unsecured, non-interest bearing and payable by June 30, 2011.  The promissory note was discounted at an imputed interest rate of 12% per annum for a total discount of $14,230.  During the six months ended June 30, 2011, the Company recorded amortization of this discount of $11,054. At June 30, 2011, the discount was fully amortized.

The promissory note of $200,000 was outstanding at June 30, 2011 and the date of this report. The note issuer was appointed as a director of the Company during July, 2011.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2011 the Company received subscriptions for 166,667 common shares at $0.30 per share for gross proceeds of $50,000. The shares were not yet issued as of June 30, 2011.

During July 2011, the Company increased its authorized common stock from 50,000,000 to 150,000,000.

NOTE 9 – SUBSEQUENT EVENTS

During July and August 2011, the Company received gross proceeds of $142,500 for the subscription of 475,000 common shares at $0.30 per share.

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

General Overview

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

As a result of a share exchange transaction, on November 9, 2010, China Wastewater, Inc. became a wholly-owned subsidiary of the Company. China Wastewater, Inc. was formed as a Nevada corporation on October 7, 2009.  China Wastewater, Inc. is an environmental management, manufacturing and technology company focused on wastewater treatment with a focus on water recycling.  China Wastewater, Inc. was founded in 2009 with the sole purpose of launching the Ecofluid Systems Wastewater Treatment technology in China. China Wastewater, Inc. is currently in the preliminary stage of business development.  Following closing under the Agreement and Plan of Reorganization, the Company now carries on the business of China Wastewater, Inc. as its sole line of business.

Our Current Business

On May 13, 2011 we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ECOfluid Systems, Inc., a British Columbia Corporation (“ECO”) and ECO’s principal owner Mr. Karel V. Galland pursuant to which the Company agreed to purchase the world rights to the USBF Trademark and Patent owned by ECO, all improvements to the Patent and all future wastewater treatment technology developed by ECO (collectively referred to as the “Assets”). Under the terms of the Asset Purchase Agreement, the purchase price for the assets is US$1,050,000.

Prior to execution of the Asset Purchase Agreement, the Company was a party to a license agreement with ECO pursuant to which the Company was granted an exclusive license to manufacture and/or assemble, distribute, sell, advertise and promote wastewater treatment systems utilizing the USBF Patent and Trademark owned by ECO throughout China and was obligated to pay ECO a sales fee equal to 12.5% of the hard costs incurred in conjunction with construction  of any wastewater treatment system using the licensed technology.  Under this license agreement, the minimum annual sales fee payable by the Company in order to maintain its exclusive territory was $50,000.

Prior to execution of the Asset Purchase Agreement, the Company was also a party to a non-exclusive purchase agreement with ECO pursuant to which the Company held the non-exclusive right to acquire the USBF Trademark and the patent owned by ECO for a purchase price of US $2,000,000 until March 31, 2011.

Effective June 14, 2011, the Company completed the closing of the Asset Purchase Agreement and signed the Addendum to the Asset Purchase Agreement. Upon closing, the Company acquired the world rights to the Assets at the purchase price of US$1,050,000.
The Patent covers the Upflow Sludge Blanket Filtration process (“USBF TM””), as well as several advancements to this system.  The patent addresses a recycle system for use in wastewater treatment facilities utilizing either partially fluidized or combined fluidized bed filtration principles comprising the use of discrete passage ways to allow flow between the bottom of the clarifier and the aeration compartment, a baffle positioned between bubblers in the aeration compartment and the clarifier openings, and a conduit positioned in the clarifier to provide flow between the clarifier and the anoxic compartment that helps prevent the formation of settled sludge pockets, allows for almost complete evacuation of the solids during “no flow” conditions, and improves on other inefficient conditions inherent in treatment systems using prior art recycle designs.

In conjunction with, and as a condition to, closing under the Asset Purchase Agreement, the Company also executed a Technology Transfer License Agreement with ECO (the “License Agreement”), dated May 13, 2011, and an Addendum to Technology Transfer License Agreement dated June 14, 2011,  pursuant to which it agreed to license back to ECO the exclusive, royalty-free right, to use the Assets to manufacture, assemble, distribute, sell, lease and promote  wastewater treatment systems within the geographic territory consisting of North America (inclusive of Hawaii), Central America and the Caribbean.  The term of the License Agreement is coextensive with the term of the Patent purchased by the Company (which currently expires September 18, 2027).  Under the terms of the License Agreement, ECO is obligated to pay the Company a sales fee based on hard costs of completed systems sold by ECO.  The sales fee is 1.5% of the hard cost of systems completed in the first year of the License Agreement, 3.5% in the second year, 5% in years 3 and 4, and 6% thereafter throughout the remaining term of the License Agreement.

 In conjunction with, and as a condition to, closing under the Asset Purchase Agreement, the Company also executed a Consulting Services Agreement with Karel V. Galland, dated May 13, 2011, pursuant to which Mr. Galland agreed to be available to provide consulting services to the Company and others on matters relating to the use and implementation by the Company and its licenses of the Assets.  The Consulting Services Agreement has a term of 3 years.  The Company agreed to pay Mr. Galland a mutually agreed upon fee for all contracted work and to reimburse him for costs and expenses at the rate of actual cost plus 12%.

The funds for closing under the Asset Purchase Agreement were provided by closing under the terms of the Funding Agreement dated July 9, 2010, by and between the Company and Weibiao Xu and Associates, a Republic of China Funding Group (“CFG”).  Under the terms of the Funding Agreement, CFG subscribed for the purchase of a total of 4,800,000 shares of the Company’s common stock at a price of $0.25 per share (an aggregate subscription of US$1,200,000).

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

	Three Months Ended June 30,
	2011	2010
Revenue	$-	$-
Operating expenses	(646,042)	(15,538)
Interest expense	(5,557)	-
Gain on foreign currency transactions	31,663	-
Net loss	$(619,936)	$(15,538)

For the three months ended June 30, 2011 we recorded imputed interest expense of $5,557 on a related party promissory note of $200,000 issued on November 10, 2010 and a gain on foreign currency translation of $31,663. During the three months ended June 30, 2010 we did not incur such expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended June 30,
	2011	2010
Consulting and professional fees	$326,186	$974
Management fees	104,431	-
General and administrative	215,425	14,564
	$646,042	$15,538

General and administrative expenses, consulting and professional fees and management fees increased significantly from the three months ended June 30, 2010 to 2011 due to increased activities in 2011.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

	Six Months Ended June 30, 2011
	2011	2010
Revenue	$-	$-
Operating expenses	(709,732)	(25,701)
Interest expense	(11,054)	-
Gain on foreign currency transactions	464	-
Net loss	$(720,322)	$(25,701)

For the six months ended June 30, 2011 we recorded imputed interest expense of $11,054 on a related party promissory note of $200,000 issued on November 10, 2010, and gain on foreign currency transactions of $464. During the six months ended June 30, 2010 we did not incur such expense or gain.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2011 and 2010 are outlined in the table below:

	Six Months Ended June 30,
	2011	2010
Consulting and professional fees	$346,048	$1,935
Management fees	125,431	-
General and administrative	238,253	23,766
	$709,732	$25,701

General and administrative expenses, consulting and professional fees, and management fees increased significantly from the six months ended June 30, 2010 to 2011 due to significantly increased activities in 2011.

Liquidity and Capital Resources

Working Capital

	June 30, 2011	December 31, 2010	Decrease
Current assets	$65,461	$1,145,735	$(1,080,274)
Current liabilities	508,771	1,388,933	(880,162)
Working capital deficit	$(443,310)	$(243,198)	$(200,112)

Cash Flows

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(129,063)	$(348)
Net cash used in investing activities	(1,000,000)	-
Net cash provided by financing activities	1,050,000	-
Effect of foreign exchange rates on cash	(5,040)	348
Net decrease in cash during the period	$(84,103)	$-

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2011, our company had a working capital deficit of $443,310 and an accumulated deficit of $1,341,156.

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

Recent Accounting Pronouncements

During the period ended June 30, 2011 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not issue any securities during the period covered by this report.

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

10.9
Asset Purchase Agreement dated May 13, 2011, by and between Silicon South, Inc., Ecofluid Systems, Inc, and Karel V. Galland, incorporated by reference to the Current Report on Form 8-K/A filed on June 21, 2011.

10.10
Technology Transfer License Agreement, dated May 13, 2011, by and between Silicon South, Inc., and ECOfluid Systems, Inc., incorporated by reference to the Current Report on Form 8-K/A filed on June 21, 2011.

10.11
Addendum to Technology Transfer License Agreement, dated June 14, 2011, by and between Silicon South, Inc., and ECOfluid Systems, Inc., incorporated by reference to the Current Report on Form 8-K/A filed on June 21, 2011.

10.12	Consulting Services Agreement dated May 13, 2011, by and between Silicon South, Inc., and Karel V. Galland., incorporated by reference to the Current Report on Form 8-K/A filed on June 21, 2011.

10.13
Share Transfer Agreement dated May 13, 2011, by and between Asiamera Capital, Inc., a Nevada corporation, and/or Brian L. Hauff, as Sellers, and Karel V. Galland, as Buyer, incorporated by reference to the Current Report on Form 8-K/A filed on June 21, 2011.

16.1
Letter regarding change in certifying accountant from R.R. Hawkins & Associates International, a PSC (incorporated by reference from Form 8-K filed on November 9, 2010, incorporated by reference to the Current Report on Form 8-K/A filed on February 1, 2011.

31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON SOUTH, INC.

By: /s/ “Brian Hauff"
  Brian Hauff, Chief Executive Officer

Date:  August 22, 2011

By: /s/ “Xinlin Huang”
Xinlin Huang, Chief Financial Officer

Date: August 22, 2011