Form 10-Q
period 2011-09-30
SILICON SOUTH INC
filed 2011-11-17
CIK 1093928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-51906

ALPHA WASTEWATER, INC.
(FORMERLY SILICON SOUTH, INC.)
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

Non-accelerated filer                                                                                                     Smaller reporting company  X .
(Do not check if a smaller reporting company)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 17, 2011: 55,232,167

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010, and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on May 20, 2011.

ALPHA WASTEWATER, INC.
(FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2011

PAGE
UNAUDITD CONSOLIDATED BALANCE SHEETS	5
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	6
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	7
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8 - 11

ALPHA WASTEWATER, INC. (FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$22,831	$143,186
Restricted cash	-	1,000,000
Other current assets	10,831	2,549
Total current assets	33,662	1,145,735

Intangible assets	1,050,000	-

TOTAL ASSETS	$1,083,662	$1,145,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$75,312	$37,144
Due to related parties	210,069	162,843
Related party promissory note, net of unamortized discounts	-	188,946
Subscriptions received	-	1,000,000
Total current liabilities	285,381	1,388,933

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 150,000,000 shares authorized, 52,757,167
47,315,500 shares issued and outstanding on September 30, 2011
and December 31, 2010	52,757	47,316
Additional paid-in capital	2,281,054	357,745
Accumulated other comprehensive income	(4,080)	(27,425)
Deficit accumulated during the development stage	(1,531,450)	(620,834)
Total stockholders' equity (deficit)	798,281	(243,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,083,662	$1,145,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPHA WASTEWATER, INC. (FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Inception
	Nine Months Ended		Three Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Salaries and wages	-	-	-	-	251,854
Consulting and professional	382,457	1,935	36,409	-	590,230
Management	163,610	-	38,179	-	163,610
General and administrative	321,402	40,525	83,149	16,759	479,433

Total Operating Expenses	867,469	42,460	157,737	16,759	1,485,127

OPERATING LOSS	(867,469)	(42,460)	(157,737)	(16,759)	(1,485,127)

OTHER INCOME (EXPENSE)
Interest expense	(11,054)	-	-	-	(14,230)
Gain on foreign currency	(32,093)	-	(32,557)	-	(32,093)

Total Other Income (Expense)	(43,147)	-	(32,557)	-	(46,323)

NET LOSS	(910,616)	(42,460)	(190,294)	(16,759)	(1,531,450)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	23,345	(278)	28,385	(626)	(4,080)

TOTAL COMPREHENSIVE LOSS	(887,271)	(42,738)	(161,909)	(17,385)	(1,535,530)

PER SHARE DATA:
Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares
outstanding – basic and diluted	47,566,629	40,000,000	48,060,699	40,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPHA WASTEWATER, INC. (FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Inception
	September 30,		Through
	2011	2010	September 30, 2011
OPERATING ACTIVITIES
Net loss	$(910,616)	$(42,460)	$(1,531,450)
Adjustments to reconcile net loss to net cash used in operations
Amortization of discount on promissory notes	11,054	-	14,230
Shares to be issued for services	8,000	-	8,000
Shares issued for services	528,250	-	528,250
Changes in operating assets and liabilities
Other current assets	(8,282)	-	(10,831)
Accounts payable	38,168	-	45,313
Due to related parties	(2,774)	42,738	578,424
Net cash flows provided by (used in) operating activities	(336,200)	278	(368,064)

INVESTING ACTIVITIES
Purchase of intangible assets	(1,000,000)	-	(1,000,000)
Net cash flows used in investing activities	(1,000,000)	-	(1,000,000)

FINANCING ACTIVITIES
Proceeds from option exercise	-	-	2,475
Borrowings on debt	-	-	200,000
Released restricted cash	1,000,000	-	-
Proceeds from common stock issuance	192,500	-	1,192,500
Net cash flows provided by financing activities	1,192,500	-	1,394,975

EFFECT OF EXCHANGE RATES ON CASH	23,345	(278)	(4,080)

NET CHANGE IN CASH	(120,355)	-	22,831
CASH AT BEGINNING OF PERIOD	143,186	-	-

CASH AT END OF PERIOD	$22,831	$-	$22,831

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Non-Cash Investing and Financing Activities:
Due to related party for intangible asset purchased	$50,000	$-	$50,000
Common stock issued for cash received during prior year	1,000,000	-	-
Common stock returned to the Company and cancelled	1,775	-	1,775
Common stock issued for debt	200,000	-	718,356
Common stock issued in reverse merger	-	-	130,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPHA WASTEWATER, INC.
(FORMERLY SILICON SOUTH, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Alpha Wastewater, Inc. (formerly known as Silicon South, Inc., the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been condensed or omitted.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $1,531,450 and $620,834 as of September 30, 2011 and December 31, 2010, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the nine months ended September 30, 2011, there was no impairment of long-lived assets

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – WORLD RIGHTS TO PATENT

During the nine months ended September 30, 2011, pursuant to an asset purchase agreement, the Company purchased from ECOfluid Systems, Inc., a British Columbia Corporation (“ECO”) the world rights to the patent that covers the Upflow Sludge Blanket Filtration process as well as several advancements to this system for the purchase price of $1,050,000, of which $1,000,000 was paid by September 30, 2011 with the cash of $1,000,000 that was restricted for the purchase. The other $50,000 of the purchase price is accrued as an amount due to related parties as of September 30, 2011.

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

During the nine months ended September 30, 2011, Mr. Galland was appointed as a director of the Company.

NOTE 5 – RESTRICTED CASH

The restricted cash of $1,000,000 as of December 31, 2010 consisted of subscriptions received for the purchase of 4,000,000 common shares at $0.25 per share. These funds were used to complete the acquisition of the world rights to the patent from ECO and the 4,000,000 shares were issued during the nine months ended September 30, 2011.

NOTE 6 – RELATED PARTY BALANCES AND TRANSACTIONS

During the nine months ended September 30, 2011, the Company incurred management fees of $45,000 to the President of the Company and $30,000 to the Vice President of China Operations.

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

The management agreement was terminated effective September 30, 2011. As of September 30, 2011, 37,000 common shares valued at $8,000 were earned under this agreement. The shares were not yet issued by the Company as of September 30, 2011.

During the nine months ended September 30, 2011, a private Nevada Company jointly owned by the President and the Vice President China Operation of the Company sold 500,000 common shares to a senior administrative consultant for gross proceeds of $500, and 250,000 common shares to the CFO of the Company for gross proceeds of $250. The shares were valued at $0.30 per share for gross amount of $225,000, of which $224,250 was expensed.

During the nine months ended September 30, 2011, the same party sold 25,000 common shares to an administrative assistant for gross proceeds of $1. The shares were valued at $0.20 per share for gross amount of $5,000, with the full amount expensed.

As of September 30, 2011 and December 31, 2010, amounts owed to related parties including the Vice President of China Operations and a private Nevada company jointly owned by the President and the VP totaled $210,069 and $162,843, respectively. Amounts due to related parties are unsecured, non-interest bearing and due upon demand.

NOTE 7 – RELATED PARTY PROMISSORY NOTE

On November 10, 2010, the Company issued a promissory note of $200,000, which is unsecured, non-interest bearing and payable by June 30, 2011.  The promissory note was discounted at an imputed interest rate of 12% per annum for a total discount of $14,230.  During the nine months ended September 30, 2011, the Company recorded amortization of this discount of $11,054 and the discount was fully amortized as of September 30, 2011. The note issuer was appointed as a director of the Company during July, 2011.

The proceeds of $200,000 were initially received as subscriptions received for the purchase of 800,000 common shares at $0.25 per share with the funds restricted for the acquisition of the world rights to the patent from ECO, and was converted to the promissory note when the proceeds were used as working capital. During the nine months ended September 30, 2010, the 800,000 common shares were issued after the acquisition of the world rights to retire the debt.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2011, the Company increased its authorized common stock from 50,000,000 to 150,000,000.

During the nine months ended September 30, 2011 the Company issued 641,667 common shares at $0.30 per share for gross proceeds of $192,500.

NOTE 9 – LICENSE AGREEMENT

India and Bangladesh

On August 25, 2011, pursuant to an asset purchase agreement dated May 13, 2011 between the Company and ECO, ECO assigned to the Company its license agreement with Sanjose Acquadocs Pte. Ltd. (“Sanjose Acquadocs”) of Singapore signed on February 2, 2010. The Term of the license agreement is from February 2, 2010 until the expiration of the patent in relation to the USBF technology.

Sanjose Acquadocs has the non-transferable, non-sub licensable right to manufacture and construct, distribute and sell the USBF systems within India and Bangladesh provided that in India the right is limited to private sector clients only.

The consideration granted is as follows:

1.	A one-time technology transfer fee of CAD$8,000 (paid to ECO upon signing the license agreement in 2010);
2.
Sales fees equaling 6% of Sanjose Acquadocs’s qualifying hard costs (total costs paid by Sanjose Acquadocs, customers of the USBF technology, and all other third parties for complete delivery of the USBF package plants), payable within 45 workings days from the complete delivery;

3.	Minimum annual sales fee of CAD$50,000 from the third year after February 2, 2010 with shortfall to be met by Sanjose Acquadocs;
4.
The Company has the right not more than twice a year to review and make copy of Sanjose Acquadocs’ books and records to ensure no deficiencies in royalty payments by Sanjose Acquadocs to the Company; and

5.	Interest will be charged on amounts not paid timely by Sanjose Acquadocs at the rate equal to the Bank of Canada Prime Rate plus 3%, compounded daily.

The license agreement may be terminated by mutual consent in writing or 30 days after one party notices the termination by writing upon the other party’s breach of the license agreement.

As at September 30, 2011 and the date of this report, no proceeds have been generated from the license agreement.

China and Other Territories

Effective September 22, 2011, the Company signed a license agreement with Beijing Alpha Wastewater Treatment Technology Co., Ltd. (“Beijing Alpha”), a private company registered in Beijing, China whereby Beijing Alpha has the non-exclusive, sub-license-able right to manufacture, assemble, distribute, sell, lease and promote the USBF System in China and other countries granted by the Company. The license fee is 6% of the full price customers agree to pay to Beijing Alpha for the delivery and installation of the USBF System, the System housing and any associated operations facilities. In addition, an annual fee of $150,000 will be paid by Beijing Alpha to the Company on a quarterly basis for the Company to provide engineering for a period of three years. The license agreement is effective until the expiration of the Company’s patent rights to the USBF technology.

As of September 30, 2011 and the date of this report, no proceeds were generated from the license agreement.

NOTE 10 – SUBSEQUENT EVENTS

Common Shares Issued for Stock Options

During October 2011, the Company issued 2,475,000 common shares pursuant to common stock options that were exercised on November 15, 2010.

Consulting Agreement

On October 1, 2011 the Company entered into an investor awareness consulting agreement with a private Colorado company, whereby the Company issued the consultant 1,500,000 common stock warrants exercisable at $0.01 per share. The warrants vest 10% upon signing the consulting agreement, 40% six months after the effective date of the agreement, and the remaining 50% vest contingent upon the result of the consultant’s work from the effective date to March 31, 2012. The warrants expire on October 1, 2016.

Convertible Note

On October 28, 2011 the Company borrowed $42,500, with interest at 8% per annum, with the principal and accrued interest convertible into the Company’s common stock at 56% of the average of the three lowest trading prices of the Company’s common stock during the 10 trading days prior to the date of the conversion notice by the lender. The principal amount and accrued interest mature on July 31, 2012, after which the interest rate is 22%. The Company received net proceeds of $40,000 after deduction of legal expenses of $2,500 incurred by the note holder in relation to the note issuance.

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

General Overview

Silicon South, Inc. (the “Company”) was formed as a Nevada corporation on June 20, 1997.  We were originally incorporated under the name California Seasons Franchise Corporation. In September 1998 we changed our name to Silicon South, Inc. and began pursuing a business developing proprietary electronic components. We developed three proprietary electronic components that we attempted to manufacture and market. In April 2002, we ceased operations and focused our efforts on seeking a business opportunity.

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

Effective August 15, 211 the Company changed its name from “Silicon South, Inc.” to “Alpha Wastewater, Inc.”. Currently the Company is anticipating approval for the same name change from the Financial Industry Regulatory Authority (“FINRA”).

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

Prior to the execution of the Asset Purchase Agreement, the Company was also a party to a non-exclusive purchase agreement with ECO pursuant to which the Company held the non-exclusive right to acquire the USBF Trademark and the patent owned by ECO for a purchase price of US $2,000,000 until March 31, 2011.

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

The funds for closing under the Asset Purchase Agreement were provided by closing under the terms of the Funding Agreement dated July 9, 2010, by and between the Company and Weibiao Xu and Associates, a Republic of China Funding Group (“CFG”).  Under the terms of the Funding Agreement, CFG subscribed for the purchase of a total of 4,800,000 shares of the Company’s common stock at a price of $0.25 per share (an aggregate subscription of US$1,200,000). The shares were issued on August 23, 2011.

On September 2, 2011 the Company entered into a Framework Agreement on Investment and Construction (the “Framework Agreement”) with China Aviation International Construction Co., Ltd. (“AVIC AIC”), a subsidiary of China Aviation Industry Corporation, a Chinese state-owned company.

Pursuant to the Framework Agreement, through its subsidiary to be set up in Beijin, China, AWI will jointly set up a Project Company in China with AVIC AIC to construct, operate and manage Baihenan Wastewater Treatment Plant (the “Project”) in Chengde Hi-Tech Industrial Development Zone in China implementing the Upflow Sludge Blanket Filtration (“USBF”) technology owned by the Company. The city of Chengde is a mountain resort bordering both Beijin and Tianjin and provides the main water supply for these two of the three biggest cities in China.

The registered capital of the Project Company will be RMB15,000,000 (US$2,351,000 at the daily average interbank rate of 6.3799 on September 2, 2011), with each of AWI and AVIC AIC owning 50% of the Project Company.

AVIC AIC is entrusted to sign the BOT Agreement for the Project with Chengde and will be responsible for coordinating the construction and other daily operations of the Project. AWI is responsible for the technical support, design and equipment supply installation of the Project, and will ensure the Project meets the National Emission Standards A of Class One under the environmental laws of China.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

	Three Months Ended September 30,
	2011	2010
Revenue	$-	$-
Operating expenses	(157,737)	(16,759)
Loss on foreign currency transactions	(32,557)	-
Net loss	$(190,294)	$(16,759)

For the three months ended September 30, 2011 we recorded loss on foreign currency transactions of $32,557. During the three months ended September 30, 2010 we did not incur such loss, as all transactions were in Canadian dollars.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended June 30,
	2011	2010
Consulting and professional fees	$36,409	$-
Management fees	38,179	-
General and administrative	83,149	16,759
	$157,737	$16,759

General and administrative expenses, consulting and professional fees and management fees increased significantly from the three months ended September 30, 2010 to 2011 due to increased activities in 2011.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

	Nine Months Ended September 30, 2011
	2011	2010
Revenue	$-	$-
Operating expenses	(867,469)	(42,460)
Interest expense	(11,054)	-
Loss on foreign currency transactions	(32,093)	-
Net loss	$(910,616)	$(42,460)

For the nine months ended September 30, 2011 we recorded imputed interest expense of $11,054 on a related party promissory note of $200,000 issued on November 10, 2010, and loss on foreign currency transactions of $32,093. During the nine months ended September 30, 2010 we did not incur such expense or loss because we had no promissory note during 2010 and all our transactions were in Canadian dollars.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2011 and 2010 are outlined in the table below:

	Nine Months Ended September 30,
	2011	2010
Consulting and professional fees	$382,457	$1,935
Management fees	163,610	-
General and administrative	321,402	40,525
	$867,469	$42,460

General and administrative expenses, consulting and professional fees, and management fees increased significantly from the nine months ended September 30, 2010 to 2011 due to significantly increased activities in 2011.

Liquidity and Capital Resources

Working Capital

	September 30, 2011	December 31, 2010	Decrease
Current assets	$33,662	$1,145,735	$(1,112,073)
Current liabilities	285,381	1,388,933	(1,103,552)
Working capital deficit	$(251,719)	$(243,198)	$(8,521)

Cash Flows

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(336,200)	$278
Net cash used in investing activities	(1,000,000)	-
Net cash provided by financing activities	1,192,500	-
Effect of foreign exchange rates on cash	23,345	(278)
Net decrease in cash during the period	$(120,355)	$-

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2011, our company had a working capital deficit of $251,719 and an accumulated deficit of $1,531,450.

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

Recent Accounting Pronouncements

During the period ended September 30, 2011 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From January 1, 2011 to September 30, 2011, we made the following sales of unregistered securities for which we did not file a Form 8-K:

Effective August 23, 2011, we issued 4,800,000 shares of our common stock at a price of $0.25 per share for the gross proceeds of $1,200,000 received under the terms of the Funding Agreement dated July 9, 2010, by and between the Company and Weibiao Xu and Associates.

Effective August 23, 2011, we issued 641,667 shares of our common stock at a price of $0.30 per share gross proceeds of $192,500.

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

SILICON SOUTH, INC.

By: /s/ “Brian Hauff”
  Brian Hauff, Chief Executive Officer

Date:  November 17, 2011

By: /s/ “Justin Wang:"
     Justin Wang, Chief Financial Officer

Date: November 17, 2011