Form 10-K
period 2011-12-31
ALPHA WASTEWATER, INC.
filed 2012-04-16
CIK 1093928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

ALPHA WASTEWATER, INC.
(FORMERLY SILICON SOUTH, INC.)
 (Exact name of registrant as specified in its charter)

Nevada	000-51906	77-0458478
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Suite 1500 - 701 West Georgia Street
Vancouver, B.C. V7Y 1C6
Registrant’s telephone number, including area code: 604-601-8503
Securities registered under Section 12(b) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [ X ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on April 16, 2012 was $3,340,690.

As of April 16, 2012, the Company had 56,430,667 shares issued and outstanding.

PART I

ITEM 1.    BUSINESS

Background

Alpha Wastewater, Inc. (formerly known as Silicon South, Inc., the “Company”) was formed as a Nevada corporation on June 20, 1997 under the name California Seasons Franchise Corporation. In September 1998 we changed our name to Silicon South, Inc. (“Silicon”) and began pursuing a business developing proprietary electronic components. We developed three proprietary electronic components that we attempted to manufacture and market. In April 2002, we ceased operations and focused our efforts on seeking a business opportunity.

As a result of a share exchange transaction, on November 9, 2010, China Wastewater, Inc. (“China Wastewater”) became a wholly-owned subsidiary of the Company. China Wastewater was formed as a Nevada corporation on October 7, 2009.  China Wastewater is an environmental management, manufacturing and technology company focused on wastewater treatment with a focus on water recycling.  China Wastewater was founded in 2009 with the sole purpose of launching the Ecofluid Systems Wastewater Treatment technology in China. On May 13, 2011 the Company purchased the world rights to the USBF Trademark and Patent and all improvements to the Patent.

Effective August 15, 211 the Company changed its name from “Silicon South, Inc.” to “Alpha Wastewater, Inc.”, which was approved by the Financial Industry Regulatory Authority (“FINRA”) on December 20, 2011.

The Company’s stock is traded on Over the Counter Bulletin Board under the symbol AWWI.

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K  to “we,” “us” and “our” are to the consolidated business of the Company.

Description of Business

Overview and History

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

Ecofluid Systems, Inc. (“ECO”), a private British Columbia company, has been in business since 1995, providing proprietary biological wastewater treatment systems to real estate developers, food processors and municipalities across North America and the Caribbean.  ECO has completed more than 136 installations in 23 jurisdictions.

ECO developed and held the rights to a patent which covers the Upflow Sludge Blanket Filtration process (“USBF TM””, the “USBF Technology”), as well as several advancements to this system   Specifically ECO developed and owed United States Patent NO: US 7,270,750 B2, a CALRIFIER RECYCLE SYSTEM DESIGNED FOR USE IN WASTEWATER TREATMENT SYSTEM.  The patent addresses a recycle system for use in a waste treatment facility utilizing either partially fluidized or combined fluidized bed filtration principles comprising the use of discrete passage ways to allow flow between the bottom of the clarifier and the aeration compartment, a baffle positioned between bub-blers in the aeration compartment and the clarifier openings, and a conduit positioned in the clarifier to provide flow between the clarifier and the anoxic compartment that helps prevent the formation of settled sludge pockets, allows for almost complete evacuation of the solids during “no flow” conditions, and improves on other inefficient conditions inherent in treatment systems using prior art recycle designs.

The USBF Technology is not limited to the packaged treatment market, but can also be applied to Municipal Water Treatment, Industrial Wastewater Treatment and Wastewater Treatment for Water Reuse.

Recognizing the need for wastewater treatment in China, in 2009 China Wastewater acquired the exclusive rights to market, manufacture, distribute and sell the USBF technology in China.  The technology was licensed by ECO to China Wastewater pursuant to the terms and conditions of a license agreement.  China Wastewater also held a non-exclusive right to acquire a patent and a trademark from ECO pursuant to the terms and conditions of a non-exclusive right to a purchase agreement. The purchase of the world right to the technology was completed in June, 2011.

With its world rights to the USBF Technology, the Company plans on establishing wastewater treatment facilities in China and other areas utilizing the USBF Technology or grant the license to the USBF Technology to strategic partners.

License Agreements and Purchase Agreements

License Agreement Granted by ECO to China Wastewater

As stated above, on May 20, 2009 China Wastewater and ECO entered into a license agreement which was subsequently updated on December 23, 2010.  The parties updated and re-executed the license agreement on December 23, 2010 (the “License Agreement”).  Pursuant to the License Agreement ECO granted an exclusive license to China Wastewater to manufacture and/or assemble, distribute, sell, advertise and promote wastewater treatment systems utilizing patented technology owned by ECO throughout China.

Pursuant to the terms of the License Agreement, China Wastewater was obligated to pay a Sales Fee to Ecofluid equal to 12.5% of the hard costs incurred by China Wastewater or its customers related to construction of any wastewater treatment system using the Licensed Technology.  After December 31, 2010, China Wastewater was required to pay a minimum annual sales fee of not less than $50,000 in order to maintain its exclusive territory. This sales fee is no longer required as a result of the purchase agreement described below.

Purchase Agreements

On August 5, 2010 China Wastewater and ECO entered into a non-exclusive purchase agreement.  The parties updated and re-executed the non-exclusive purchase agreement on December 23, 2010 (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, China Wastewater held the non-exclusive right to acquire the USBF Trademark and the patent owned by ECO for a purchase price of two million US Dollars (US $2,000,000) until March 31, 2011. The Company’s purchase of the USBF Trademark and the Ecofluid patent pursuant to the terms of the Purchase Agreement would have the effect of making the License Agreement null and void.   In that event, the Company would no longer be obligated to pay a Sales Fee to Ecofluid.

On May 13, 2011 the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ECO and ECO’s principal owner Mr. Karel V. Galland pursuant to which the Company agreed to purchase the world rights to the USBF Trademark and Patent owned by ECO, all improvements to the Patent and all future wastewater treatment technology developed by ECO. Under the terms of the Asset Purchase Agreement, the purchase price for the assets is US$1,050,000.

Effective June 14, 2011, the Company completed the closing of the Asset Purchase Agreement. Upon closing, the Company acquired the world rights to the following intellectual asset at the purchase price of US$1,050,000:

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

As part of the Asset Transfer Agrement, Asiamera Capital, Inc., which is owned by Brian L. Hauff and Shengfeng (Justin) Wang, both of whom are directors of the Company, agreed to sell or transfer 1,000,000 shares of the Company’s issued and outstanding common stock to Mr. Galland for a nominal purchase price of $1,000, or $0.001 per share.

Consulting Agreement with Mr. Karel Galland

In conjunction with, and as a condition to, closing under the Asset Purchase Agreement, the Company executed a Consulting Services Agreement with Karel V. Galland, dated May 13, 2011, pursuant to which Mr. Galland agreed to be available to provide consulting services to the Company and others on matters relating to the use and implementation by the Company and its licenses of the Assets. The Consulting Services Agreement has a term of 3 years.  The Company agreed to pay Mr. Galland a mutually agreed upon fee for all contracted work and to reimburse him for costs and expenses at the rate of actual cost plus 12%.

License Agreement Granted by the Company to ECO

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

License Agreement to Sanjose

Effective August 25, 2011, pursuant to the Asset Purchase Agreement dated May 13, 2011 between the Company and ECO, ECO assigned to the Company its license agreement with Sanjose Acquadocs Pte. Ltd. of Singapore (“Sanjose”) signed on February 2, 2010. The Term of the License Agreement is from February 2, 2010 until the expiration of the Patent in relation to the USBF Technology.

Pursuant to the License Agreement Sanjose has the non-transferable, non-sub licensable right to manufacture and construct, distribute and sell the USBF systems within India and Bangladesh provided that in India the right is limited to private sector clients only.

The consideration for the licenses granted pursuant to this License Agreement is as follows:

1.	A one-time technology transfer fee of CAD$8,000 (paid to ECO upon signing the License Agreement in 2010);
2.
Sales fees equaling 6% of the Licensee’s Qualifying Hard Costs (total costs paid by the Licensee, customers of the USBF technology, and all other third parties for complete delivery of the USBF package plants), payable within 45 workings days from the complete delivery;

3.	Minimum annual sales fee of CAD$50,000 from the third year after the Effective Date with shortfall to be met by the Licensee;
4.	The Company has the right not more than twice a year to review and make copy of the Licensee’s books and records to ensure no deficiencies in royalty payments by the Licensee to the Company; and

5.	Interest will be charged on amounts not paid timely by the Licensee at the rate equal to the Bank of Canada Prime Rate plus 3%, compounded daily.

            The License Agreement may be terminated by mutual consent in writing or 30 days after one party notices the termination by writing upon the other party’s breach of the License Agreement.

Operations in China

As of the date of this report, the Company has been largely focused on developing its operations in China.

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

On September 2, 2011 the Company entered into a Framework Agreement on Investment and Construction with China Aviation International Construction Co., Ltd. (“AVIC AIC”), a subsidiary of China Aviation Industry Corporation, a Fortune 500 and Chinese state-owned company.

Pursuant to the Framework Agreement, through its subsidiary to be set up in Beijin, China, the Company will jointly set up a Project Company in China with AVIC AIC to construct, operate and manage Baihenan Wastewater Treatment Plant in Chengde Hi-Tech Industrial Development Zone implementing USBF Technology. The city of Chengde is a mountain resort bordering both Beijin and Tianjin and provides the main water supply for these two of the three biggest cities in China.

The registered capital of the Project Company will be RMB15,000,000 (US$2,351,000 at the daily average interbank rate of 6.3799 on September 2, 2011), with each of AWI and AVIC AIC owning 50% of the Project Company.

AVIC AIC is entrusted to sign the BOT Agreement for the Project with Chengde and will be responsible for coordinating the construction and other daily operations of the Project. The Company is responsible for the technical support, design and equipment supply installation of the Project, and will ensure the Project meets the National Emission Standards A of Class One under the environmental laws of China.

ITEM 1. A   RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our business operations.  Prospective investors should consider carefully the risk factors set out below.

We need to continue as a going concern if our business is to succeed

Our independent registered public accounting firm’s report to our audited financial statements for the period ended December 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

We need to obtain additional financing

Our current operating funds are less than necessary to complete all intended development of our business, and therefore we will need to obtain additional financing in order to complete our business plan.  As of December 31, 2011 we had cash in the amount of $9,722. We currently have minimal operations and we have generated no income.

We will require additional financing to sustain our business operations if we are not successful in earning revenues.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

We have commenced limited business operations

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any license fees, operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will not succeed.

We are subject to certain risks in our international operations

We expect that most of our revenues will be generated outside North America. We will be accordingly subject to a number of risks, any of which could harm our business, relating to doing business internationally, including:

-	Exchange controls and currency exchange rates
-	Inflation
-	Political and economic instability
-	General economic conditions in countries where end users of the company’s services reside

Government Regulations

Through its business operations, the Company will be subject to regulations by various national and local governmental agencies where the Company conducts business operations.

In addition, in the ordinary course of its business, the Company will be subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in environmental laws and regulations may have a material adverse effect on the Company’s financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

Within China, Renmin University is responsible for reviewing wastewater technology and advising the Central Chinese government regarding applicable standards.  The Company will be required to comply with applicable regulations regarding wastewater treatment facilities in China and intends to rely on Renmin University to assist it in identifying regulations which are applicable to each potential project.

Within China, the national discharge criteria for municipal wastewater treatment plants are set forth in governmental regulations including Integrated Wastewater Discharge Standard GB8978-1996, which was put into effect as of January 1, 1998. The standard was formulated for the purpose of implementing the Environmental Protection Law of the People’s Republic of China, the Law of the People’s Republic of China on Prevention and Control of Water Pollution and the Marine Environmental Protection Law of the People’s Republic of China controlling water pollution, protecting surface water like rivers, lakes, canals, reservoirs, oceans and ground water.  It is intended to maintain human health, eco-balance, national economic development and urban and rural development by establishing the upper limit for discharge of many pollutants and the total allowed water discharge for some industries.  It applies to all existing water treatment facilities for discharge management, environmental impact assessment, design, approval of facilities upon completion of construction, and management after being put into operation.

The approval process for wastewater treatment plants in China first requires providing information to the Department of Science, Technology and Standards of the Ministry of Environmental Protection of the People’s Republic of China to establish that the technology to be used meets the national discharge standards set forth in applicable governmental regulations.  The process also involves establishing that the technology to be used meets any applicable discharge standards established by provincial and local governments and authorities and obtaining necessary permits and approvals from such provincial and local governments and authorities.  As described above, on September 1, 2010, the Company entered into a Strategic Alliance Agreement with Renmin University.  Pursuant to the terms of this agreement, Renmin University agreed to review the USBF Technology and advise the Company regarding its use in the China wastewater market and also agreed to assist the Company in identifying potential plant construction, acquisition, retrofitting and water reclamation opportunities from national, provincial, and municipal governments and from private residential and commercial projects in China.  In return, the Company will provide access to any plants built in China Renmin University so they may study the technology for teaching purpose and advise the Company on potential improvements.  Remin University will receive remuneration for introductions and for consulting services at a fee  to be  mutually agreed to by the parties at the time the Company obtains any contract  for plant construction or other type of project as a result of a referral from Renmin.  The Company estimates that the agreed upon fee will be between 3-5% of the face amount of any contract  received by the Company as a result of a referral from Renmin, and that Renmin will have the option of agreeing to receive payment either in cash or through issuance of shares of the Company’s stock based on then current  market value of the Company’s shares.

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

Competition

The market for wastewater treatment facilities worldwide and within China is competitive and rapidly evolving.   Wastewater treatment processes currently in use in China which compete with the USBF Technology are comprised of various types of biological nutrient removal (BNR) processes which apply alternative aerated and unaerated environments to remove nitrogen and phosphorous through the growth and metabolism of specific bacteria.   There are many competitors in the Chinese market currently offering various types of BNR systems including Enviroquip, WES Inc., Pollution Control Systems Inc., Smith & Loveless, Bonadiman Constructors, Redfox Environmental Services, Bio-Microbics Inc., Beckart Environmental Inc., Hydroxyl Systems, AWS American Wastewater Systems, Norweco, Paques and US Filter.  All of these competitors are more well established than the Company and it is likely that they also have greater financial resources and expertise than we do in research and development, manufacturing, testing, obtaining regulatory approvals and marketing approved products and technologies.

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

In addition to the foregoing, the Company intends to seek to compete in the wastewater management industry in China on the basis of relationships it is able to establish.  Although some wastewater projects in China, including particularly those in larger Tier 1 cities, are based upon competitive bidding, the Company does not intend to make such projects the focus of its efforts.  Instead, the Company intends to focus its efforts on obtaining contracts for projects such as retrofits, upgrades, and construction of new plant facilities in smaller Tier 2 and 3 cities, and it believes that its ability to obtain such contracts will often be based on relationships it has been able to establish with recognized experts from universities and design institutes, and with mayors and other local authorities.   Although there is no assurance that the Company will be able to successfully compete on this basis, as part of this effort, the Company has entered into the Renmim Alliance Agreement, the Shandong Institute Alliance Agreement and the Framework Agreement with AVIC AIC described above.

Risk factors related to our common stock

Limited Public Trading Market

Our common stock is quoted on the OTC Bulletin Board under the symbol “AWWI”. We can provide no assurance that significant market for our common stock will develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Dilution from our future issuance of capital stock

As of December 31, 2011, we had 55,615,667 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 150,000,000 shares of common stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

Volatile market price

We expect the market for our common shares will be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors.

First, our common shares have been and will be for the near future sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed  bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We have not paid dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Intellectual Property

The USBF Technology owned by the Company is not currently patented under Chinese patent laws and the “USBF” trademark is not currently registered under Chinese trademark laws.  Furthermore, the protection of intellectual property rights and proprietary information in China, including both patent and trademark rights, has historically not been as effective as in the United States or other countries.  For example, implementation and enforcement of PRC intellectual property-related laws have historically been deficient and ineffective and may be hampered by corruption and local protectionism. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents or trademarks issued to us or to determine the enforceability, scope and validity of our proprietary rights in such patents and trademarks.  The experience and capabilities of PRC courts in handling intellectual property litigation varies, and outcomes are unpredictable.  Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations.  To date we have not been involved in any significant intellectual property disputes, or encountered major difficulties in enforcing our intellectual property rights in China.

Research and Development

The Company did not conduct any research and development during the fiscal years ended December 31, 2011 and 2010.

Employees

We have two officers and no other employees.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations.  Our officers and directors are planning to do whatever work is required until our business is at the point of having positive cash flow. We do not have any written employment agreements in place with our officers and directors.

Office Space

The Company leases office space in British Columbia, Canada under an operating lease.  The lease provides for a lease payment of $2,718 per month beginning April 1, 2011 which expired on March 31, 2012 and is currently continuing on a month to month basis.

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

ITEM 2.   PROPERTIES

The Company leases office space in British Columbia, Canada under an operating lease.  The lease provides for a lease payment of $2,718 per month beginning April 1, 2011 which expired March 31, 2012 and is currently continuing on a month to month basis.

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

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.                      MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  The Company’s shares trade on the Over The Counter Bulletin Board under the symbol “AWWI” (formerly “SSOU”). The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2011	HIGH	LOW
Quarter Ended March 31	$0.75	$0.70
Quarter Ended June 30	$0.70	$0.30
Quarter Ended September 30	$0.30	$0.20
Quarter Ended December 31	$0.26	$0.15

2010	HIGH	LOW
Quarter Ended March 31	$1.01	$1.01
Quarter Ended June 30	$1.01	$1.01
Quarter Ended September 30	$1.01	$1.01
Quarter Ended December 31	$1.01	$0.75

Holders.  As of December 31, 2011 there were 55,615,667 shares of common stock issued and outstanding and 111 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2011 or 2010.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Background

Alpha Wastewater, Inc. (the “Company” or “Alpha”, formerly known as Silicon South, Inc.) was formed in the name of California Seasons Franchise Corporation under the laws of the State of Nevada on June 20, 1997.  From inception to April 2002 the principal business activity of the Company was developing three proprietary electronic components to manufacture and market. After April 2002, The Company had no operations and focused on seeking a business opportunity under the name of Silicon South, Inc. (“Silicon”).

On November 9, 2010 The Silicon completed a share exchange agreement with China Wastewater, Inc. (“China Wastewater”), a technology company formed under the laws of the State of Nevada.  China Wastewater owns an exclusive license to manufacture, assemble, advertise, promote, sell, and distribute a patented wastewater purification system in the People’s Republic of China.

Pursuant to the share exchange agreement, China Wastewater assumed Silicon’s outstanding debt of $130,000 at November 9, 2010 and Silicon issued 40,000,000 shares of restricted common stock in exchange for 100 percent of the 40,000,000 outstanding shares of China Wastewater, which shares represented 84.54 percent of the combined company (the “Company”)’s outstanding common stock after the transaction.

As the result of the transaction China Wastewater obtained control of Silicon, thereby is the accounting acquirer in the transaction, and the transaction was recognized as the reverse acquisition of Silicon by China Wastewater.

The Company’s name was changed from “Silicon South, Inc.” to “Alpha Wastewater, Inc.” on August 15, 2011.

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

Please refer to Note 2 to our consolidated financial statements for our accounting policies.

Results of Operations

Fiscal year ended December 31, 2011 compared to Fiscal Year ended December 31, 2010

	Year Ended December 31,
	2011	2010
Revenue	$-	$-
Operating Expenses	1,067,596	123,512
Loss on derivative	20,498	-
Foreign currency translation adjustment	26,524	-
Interest expense	20,498	3,176
Net Loss	$1,138,172	$126,688

For the year ended December 31, 2011, we had loss on derivative related to conversion feature of the convertible loan issued in 2011.

 We recorded interest expense of $20,498 in 2011 on our promissory note issued in 2010 and our convertible note issued in 2011, and $3,176 in 2010 on promissory note of $200,000 issued on November 10, 2010.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Operating Expenses

Our total expenses for the years ended December 31, 2011 and 2010 are outlined in the table below:
	Year Ended December 31,
	2011	2010
General and administrative	$441,387	$61,099
Consulting and professional fees	117,915	62,413
Amortization expense	40,790	-
Management fees	467,504	-
	$1,026,806	$123,512

General and administrative expenses and consulting and professional fees increased significantly from 2010 to 2011 because we significantly increased our scale of operations in 2011. Amortization expense is due to acquisition of intangible asset with an expiration date of September 18, 2027

Liquidity and Capital Resources

Working Capital

	December 31, 2011	December 31, 2010	Decrease
Current Assets	$46,759	$1,145,735	$(1,098,976)
Current Liabilities	449,795	1,388,933	(939,138)
Working Capital Deficit	$(403,036)	$(234,198)	$(159,838)

Cash Flows

	Year Ended December 31,
	2011	2010
Cash Used in Operating Activities	$(401,708)	$(56,074)
Cash Used in Investing Activities	(1,000,000)	-
Cash Provided by Financing Activities	1,256,000	202,475
Effect of foreign exchange rates on cash	12,244	(3,215)
Net Increase (Decrease) in Cash During the Period	$(133,464)	$143,186

During 2011 we paid $1,000,000 with our cash restricted for the acquisition of our world rights to the USBF Technology, and raised an additional $213,500 from sales of our common shares and $42,500 from issuance of convertible note.

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

ALPHA WASTEWATER, INC.
(FORMERLY SILICON SOUTH, INC.)

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
AND
CONDOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

ALPHA WASTEWATER, INC.
(FORMERLY SILICON SOUTH, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director
Alpha Wastewater, Inc.
Vancouver, B.C,

We have audited the accompanying consolidated balance sheet of Alpha Wastewater, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Wastewater, Inc. and its subsidiaries as of December 31, 2011 and the consolidated results of their operations and their cash flows for the yearthen ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Alpha Wastewater, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered net losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 16, 2012

Sadler, Gibb & Associates, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Silicon South, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Silicon South, Inc. as of December 31, 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon South, Inc. as of December 31, 2010 and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had accumulated net losses of $620,834 and $494,146 as of December 31, 2010 and 2009, respectively which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
May 16, 2011

ALPHA WASTEWATER, INC
(FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$9,722	$143,186
Restricted cash	-	1,000,000
Other current assets	37,037	2,549
Total current assets	46,759	1,145,735

Intangible assets, net of accumulated amortization of $40,790 and $0	1,009,210	-

TOTAL ASSETS	$1,055,969	$1,145,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$100,676	$37,144
Due to related parties	270,651	162,843
Convertible debt, net of discounts	9,444	-
Related party promissory note, net of discounts	-	188,946
Subscriptions received	-	1,000,000
Derivative liability	69,024	-

TOTAL LIABILITIES	449,795	1,388,933

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 150,000,000 shares authorized,
55,615,667 and 47,315,500 common shares, issued and
outstanding, on December 31, 2011 and 2010, respectively	55,616	47,316
Additional paid-in capital	2,324,745	357,745
Accumulated other comprehensive income	(15,181)	(27,425)
Deficit accumulated during the development stage	(1,759,006)	(620,834)

Total Stockholders' Equity (Deficit)	606,174	(243,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,055,969	$1,145,735

The accompanying notes are an integral part of these consolidated financial statements -

ALPHA WASTEWATER, INC
(FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)
Consolidated Statements of Operations

			Inception
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES
Management fees	467,504	-	719,358
Consulting and professional fees	117,915	62,413	325,688
General and administrative	441,387	61,099	599,418
Amortization expense	40,790	-	40,790
Total Operating Expenses	1,067,596	123,512	1,685,254

OPERATING LOSS	(1,067,596)	(123,512)	(1,685,254)

OTHER INCOME (EXPENSES)
Interest expense	(20,498)	(3,176)	(23,674)
Loss on derivative	(26,524)	-	(26,524)
Foreign currency translation adjustment	(23,554)	-	(23,554)
Total Other Income (Expense)	(70,576)	(3,176)	(73,752)

NET LOSS	$(1,138,172)	$(126,688)	$(1,759,006)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	12,244	(3,215)	(15,181)

TOTAL COMPREHENSIVE LOSS	$(1,125,928)	$(129,903)	$(1,774,187)

PER SHARE DATA:
Basic and diluted net loss per share	$(0.02)	$(0.00)

Weighted average shares
outstanding - basic and diluted	49,513,379	41,042,208

The accompanying notes are an integral part of these consolidated financial statements -

ALPHA WASTEWATER, INC
(FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Totals

Balances at inception	-	$-	$-	$-	$-	$-
Currency translation adjustment	-	-	-	(2,634)	-	(2,634)
Net loss	-	-	-	-	(29,424)	(29,424)

Balances - December 31, 2007	-	-	-	(2,634)	(29,424)	(32,058)
Currency translation adjustment	-	-	-	36,738	-	36,738
Net loss	-	-	-	-	(228,248)	(228,248)

Balances - December 31, 2008	-	-	-	34,104	(257,672)	(223,568)
Common shares issued for debt on
October 7, 2009	75,000	75	-	-	-	75
Common shares issued for debt on
December 31, 2009	39,925,000	39,925	478,356	-	-	518,281
Currency translation adjustment	-	-	-	(58,314)	-	(58,314)
Net loss	-	-	-	-	(236,474)	(236,474)

Balances - December 31, 2009	40,000,000	40,000	478,356	(24,210)	(494,146)	-
Adjustment for effects of reverse
merger on November 10, 2010	7,315,500	7,316	(137,316)	-	-	(130,000)
Common stock options exercised
on November 10, 2010	-	-	2,475	-	-	2,475
Discount on promissory note payable			14,230			14,230
Currency translation adjustment	-	-	-	(3,215)	-	(3,215)
Net loss	-	-	-	-	(126,688)	(126,688)

Balances - December 31, 2010	47,315,500	47,316	357,745	(27,425)	(620,834)	(243,198)
Common shares returned and cancelled	(1,650,000)	(1,650)	1,650	-	-	-
Common shares issued for services	1,964,500	1,964	559,836	-	-	561,800
Common shares issued for cash	711,667	712	212,788	-	-	213,500
Common shares issued for options
exercised in 2010	2,474,000	2,474	(2,474)	-	-	-
Common shares issued for cash
received in 2010	4,000,000	4,000	996,000	-	-	1,000,000
Common shares issued for debt	800,000	800	199,200	-	-	200,000
Currency translation adjustment	-	-	-	12,244	-	12,244
Net loss	-	-	-	-	(1,138,172)	(1,138,172)

Balances - December 31, 2011	55,615,667	$55,616	$2,324,745	$(15,181)	$(1,759,006)	$606,174

The accompanying notes are an integral part of these consolidated financial statements -

ALPHA WASTEWATER, INC
(FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Inception
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(1,138,172)	$(126,688)	$(1,759,006)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on derivative liability	26,524	-	26,524
Amortization of intangible asset	40,790	-	40,790
Amortization of debt discounts	20,498	3,176	23,674
Common shares issued for services	561,800	-	561,800
Changes in operating assets and liabilities:
Other current assets	(34,488)	(2,549)	(37,037)
Accounts payable	63,532	7,145	86,946
Accounts payable - related parties	57,808	62,842	622,737
Net cash flows used in operating activities	(401,708)	(56,074)	(433,572)

INVESTING ACTIVITIES
Cash paid for intangibles	(1,000,000)	-	(1,000,000)
Net cash flows used in investing activities	(1,000,000)	-	(1,000,000)

FINANCING ACTIVITIES
Common shares issued for cash	213,500	-	1,213,500
Proceeds from option exercise	-	2,475	2,475
Borrowings on convertible debt	42,500	-	42,500
Borrowings on related party debt	-	200,000	200,000
Restricted cash	1,000,000	(1,000,000)	-
Subscriptions received	-	1,000,000	-
Net cash flows provided by financing activities	1,256,000	202,475	1,458,475

EFFECT OF EXCHANGE RATES ON CASH	12,244	(3,215)	(15,181)

NET CHANGE IN CASH	(133,464)	143,186	9,722
CASH AT BEGINNING OF PERIOD	143,186	-	-
CASH AT END OF PERIOD	$9,722	$143,186	$9,722

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Non-Cash Investing and Financing Activities
Payable to related party issued for intangible asset purchased	$50,000	$-	$50,000
Debt discount due to derivative	42,500	-	42,500
Common stock issued for cash received during prior year	1,000,000	-	-
Common stock issued for related party debt	200,000	-	718,356
Common stock issued in reverse merger	-	130,000	130,000

The accompanying notes are an integral part of these consolidated financial statements -

Notes to Consolidated Financial Statements
ALPHA WASTEWATER, INC
(FORMERLY SILICON SOUTH, INC.)
(A Development Stage Company)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Alpha Wastewater, Inc. (formerly Silicon South, Inc.) was formed in the name of California Seasons Franchise Corporation in Nevada on June 20, 1997.  The Company has been inactive from 2002 to 2010.

On November 9, 2010, Silicon South completed a share exchange agreement with China Wastewater, Inc., a technology company formed in Nevada.  China Wastewater owns an exclusive license to manufacture, assemble, advertise, promote, sell, and distribute a patented wastewater purification system in the People’s Republic of China.

Pursuant to the share exchange agreement, China Wastewater assumed Silicon’s outstanding debt of $130,000 at November 9, 2010 and Silicon issued 40,000,000 common shares in exchange for all of outstanding shares of China Wastewater, which shares represented 84.54 percent of the combined company (the “Company”)’s outstanding common stock after the transaction.

As the result of the transaction China Wastewater obtained control of Silicon, thereby is the accounting acquirer in the transaction, and the transaction was recognized as the reverse acquisition of Silicon by China Wastewater.

The Company’s name was changed from “Silicon South, Inc.” to “Alpha Wastewater, Inc.” on August 15, 2011.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended December 31, 2011 and 2010, there was no impairment of long-lived assets

Foreign Currency Translation

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2011 and 2010, the Company had no potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Financial Instruments

As of December 31, 2011, the Company's financial instruments consist primarily of cash and restricted cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, The Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities. Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 2 - Includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011 and 2010.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2011
LIABILITIES:
Derivative liabilities	$-	$-	$69,024	$69,024

December 31, 2010
LIABILITIES:
Derivative liabilities	$-	$-	$-	$-

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Fair value at the time of issuance	$66,440	$-
Change in fair value included in other expenses	2,584	-
Fair value at end of period	$69,024	$-

The 2011 loss on derivative of $26,524 in the consolidated statements of operations consists of the $2,582 change in fair value of the derivative liability and the excess fair value of $23,940 over the face value of the convertible note that was expensed on the loan date.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with FASB ASC 718 which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC 718, share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). The Company accounts for share-based payments to non-employees in accordance with FASB ASC 505-50.

Operating Lease

The Company leases office space in British Columbia, Canada under an operating lease.  The lease provides for a lease payment of $2,718 per month beginning April 1, 2011 which expired on March 31, 2012 and is currently continuing on a month to month basis.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year’s presentation.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses of $1,759,006 and has a working capital deficit of $403,036 as of December 31, 2011. The Company has earned no revenues since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RESTRICTED CASH

The restricted cash of $1,000,000 as of December 31, 2010 consisted of subscriptions received for the purchase of 4,000,000 common shares at $0.25 per share. These funds were used to complete the acquisition of the world rights to the patent from ECO and the 4,000,000 shares were issued during 2011.

NOTE 5 – WORLD RIGHTS TO PATENT

During 2011, pursuant to an asset purchase agreement, the Company purchased from ECOfluid Systems, Inc., a British Columbia Corporation, (“ECO”) the world rights to the patent that covers the Upflow Sludge Blanket Filtration process as well as several advancements to this system for $1,050,000, of which $1,000,000 was paid by December 31, 2011 with the cash of $1,000,000 that was restricted for the purchase. The other $50,000 of the purchase price is accrued as an amount due to related parties as of December 31, 2011. The expiration date of the patent is September 18, 2027, resulting in a 16 year life of the asset. The asset is amortized over its life using the straight-line method and amortization expense for 2011 was $40,790.

In conjunction with the asset purchase, the Company executed a technology transfer license agreement with ECO, pursuant to which the Company licensed back to ECO the exclusive royalty-free right to use the assets within the geographic territory consisting of North America, Central America and the Caribbean.  Under the terms of the license agreement, ECO is obligated to pay the Company a sales fee based on hard costs of completed systems sold by ECO.  The sales fee is 1.5% of the hard cost of systems completed in the first year of the License Agreement, 3.5% in the second year, 5% in years 3 and 4, and 6% thereafter throughout the remaining term of the license agreement.   During 2011 the Company did not generate fees under this license agreement.

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

During 2011, Mr. Galland was appointed as a director of the Company.

NOTE 6 – LICENSE AGREEMENTS

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

The consideration granted is as follows:

-	A one-time technology transfer fee of CAD$8,000 (paid to ECO upon signing the license agreement in 2010);

-
Sales fees equaling 6% of Sanjose Acquadocs’s qualifying hard costs (total costs paid by Sanjose Acquadocs, customers of the USBF technology, and all other third parties for complete delivery of the USBF package plants), payable within 45 workings days from the complete delivery;

-	Minimum annual sales fee of CAD$50,000 from the third year after February 2, 2010 with shortfall to be met by Sanjose Acquadocs;
-
The Company has the right not more than twice a year to review and make copy of Sanjose Acquadocs’ books and records to ensure no deficiencies in royalty payments by Sanjose Acquadocs to the Company; and

-	Interest will be charged on amounts not paid timely by Sanjose Acquadocs at the rate equal to the Bank of Canada Prime Rate plus 3%, compounded daily.

The license agreement may be terminated by mutual consent in writing or 30 days after one party notices the termination by writing upon the other party’s breach of the license agreement.

As at December 31, 2011 and the date of this report, no proceeds have been generated from the license agreement.

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

As of the date of this report, no proceeds were generated from the license agreement.

NOTE 7 – RELATED PARTY BALANCES AND TRANSACTIONS

During 2011, the Company incurred management fees of $60,000 to its President and had a balance of $3,701 owed to him for these fees at December 31, 2011.

During 2011, the Company incurred management fees of $42,000 to its CFO and had a balance of $38,643 owed to him for these fees at December 31, 2011.

During 2011, the Company incurred consulting fees of $22,766 to ECO and had a balance of $16,269 owed to ECO for these fees at December 31, 2011.

On June 1, 2011 the Company signed a management agreement with the former CFO of the Company at monthly consideration of cash payment of $1,000 and the monthly issuance of the Company’s common stock as follows:

-	Issuance of 7,000 shares, in the event the Company’s stock is trading at a closing price equal to or higher than $0.30 in the stock market at the end of the month; or
-
In the event the Company’s stock is trading in the stock market at a price below $0.30 at the end of the month, the number of shares to be issued is based on the formula of $2,000/trading closing price at the end of the month.

The management agreement was terminated effective September 30, 2011. 37,000 common shares valued at $8,000 were earned under this agreement and were issued during 2011.

During 2011, a private Nevada Company jointly owned by the President and the CFO of the Company sold 500,000 common shares to a senior administrative consultant for gross proceeds of $500, and 150,000 common shares to the former CFO of the Company for gross proceeds of $150. The shares were valued at $0.30 per share for gross amount of $195,000, of which $194,350 was expensed. During 2011, the same related party sold 1,000,000 common shares valued at $300,000 recorded as consulting fees to Mr. Galland for a nominal purchase price of $1,000. As of December 31, 2011 and December 31, 2010, payables owed by the Company to this related party were $153,395 and $154,200, respectively.

As of December 31, 2011, the Company has a payable to a Director of $50,000 related to the acquisition of the world rights to patents (see Note 5).

At December 31, 2011 and 2010, the Company owed $8,643 to former management incurred by Silicon prior to the completion of the share exchange agreement on November 9, 2010.

The amounts owed to related parties are unsecured, non-interest bearing and due upon demand. Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

NOTE 8 – RELATED PARTY PROMISSORY NOTE

On November 10, 2010, the Company issued a promissory note of $200,000, which was unsecured, non-interest bearing and payable by June 30, 2011.  The promissory note was discounted at an imputed interest rate of 12% per annum for a total discount of $14,230.  During 2011, the Company recorded amortization of this discount of $11,054 and the discount was fully amortized as of December 31, 2011. The note holder was appointed as a director of the Company during July, 2011.

The proceeds of $200,000 were initially received as subscriptions received for the purchase of 800,000 common shares at $0.25 per share with the funds restricted for the acquisition of the world rights to the patent from ECO, and was converted to the promissory note when the proceeds were used as working capital. During the year ended December 31, 2011, the 800,000 common shares were issued after the acquisition of the world rights to retire the debt.

NOTE 9 – CONVERTIBLE NOTE

On October 28, 2011, the Company borrowed $42,500 at interest rate of 8% per annum, with the principal and accrued interest convertible into the Company’s common stock at 56% of the average of the three lowest trading prices of the Company’s common stock during the 10 trading days prior to the date of the conversion notice by the lender. The principal amount and accrued interest mature on July 31, 2012, after which the interest rate is 22%. The Company received net proceeds of $40,000 after deduction of legal expenses of $2,500 incurred by the note holder in relation to the note issuance.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 and determined that the instrument qualified as a derivative liability due to there being no explicit limit on the number of shares to be delivered upon settlement of the conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount to the note on October 28, 2011 of $42,500. The discount is being amortized over the term of the note to interest expense. During 2011, the Company recorded amortization expense of $9,444 on the convertible note. See Note 10 for additional information on the derivative liability.

NOTE 10 – DERIVATIVE LIABILITY

As discussed in Note 9, the Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 and determined that the instrument should be classified as a derivative liability due to there being no explicit limit on the number of shares to be delivered upon settlement of the conversion options.

The Company used the Black-Scholes option pricing model to determine the fair value the conversion option. The fair value on the issuance date was determined to be $66,440 using the following assumptions: number of shares that can be issued upon conversion 329,969; no expected dividend yield; expected volatility of 315.86%; risk-free interest rate 0.13%; expected term 0.80 year; stock price on measurement date $0.23, and exercise price $0.13. The derivative was recorded as a discount to the note up to its face value of $42,500 and the excess fair value of $23,940 was expensed on the loan date.

At December 31, 2011, the fair value of the derivative liability was determined to be $69,024 using the following assumptions: number of shares that can be issued upon conversion 340,909; no expected dividend yield; expected volatility 421.17%; risk-free interest rate 0.06%; expected term 0.60 year; stock price on measurement date $0.22, and exercise price $0.12.

The total loss on derivative liability was $26,524 during 2011.

NOTE 11 - STOCKHOLDERS’ EQUITY

Common Stock

During 2010, the Company received gross proceeds of $1,200,000 as subscriptions for 4,800,000 common shares at $0.25 per share. The proceeds were restricted until the issuance of the related shares upon the Company’s acquisition of the exclusive worldwide license excluding North America to manufacture, assemble, advertise, promote, sell, and distribute a patented wastewater purification system. These 4,800,000 common shares were issued during 2011.

On November 9, 2010, Silicon South completed a share exchange agreement with China Wastewater, Inc., a technology company formed in Nevada.  Pursuant to the share exchange agreement, China Wastewater assumed Silicon’s outstanding debt of $130,000 at November 9, 2010 and Silicon issued 40,000,000 common shares in exchange for all of outstanding shares of China Wastewater, which shares represented 84.54 percent of the combined company’s outstanding common stock after the transaction. As the result of the transaction, China Wastewater obtained control of Silicon, thereby is the accounting acquirer in the transaction, and the transaction was recognized as the reverse acquisition of Silicon by China Wastewater. On November 9, 2010, the effective date of the share exchange agreement, Silicon had 7,315,500 shares of its common stock issued and outstanding.  Upon completion of the share exchange agreement Silicon issued 40,000,000 shares of restricted common stock in exchange for all of China’s 40,000,000 shares issued and outstanding. The Company’s name was changed from “Silicon South, Inc.” to “Alpha Wastewater, Inc.” on August 15, 2011.

During 2011, the Company had the following transactions with its common stock:

-	Issuance of 2,474,000 shares pursuant to common stock options that were exercised on November 15, 2010;
-	Issuance of 711,667 shares for gross cash proceeds of $213,500;
-	Issuance of 1,964,500 shares for services valued at $561,800;
-	Issuance of 4,800,000 shares for the $1,200,000 received during 2010; and
-	Return and cancellation of 1,650,000 shares

Stock Options

On July 25, 2010, the Company granted 2,475,000 common stock options to a consultant, with the options exercisable into the Company’s common stock at $0.001 per share, expiring four business days following the closing of the share exchange agreement.  The options were exercised on November 10, 2010 for cash proceeds of $2,475. The related 2,474,000 shares were issued during 2011. There were no options outstanding at December 31, 2011.

NOTE 12 – INCOME TAXES

The Company follows ASC 740 to account for income taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Deferred tax assets consisted of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$507,000)	$326,000)
Less, valuation allowance	(507,000)	(326,000)
Net deferred tax asset	$-)	$-)

At December 31, 2011, the Company had an unused net operating loss carryover approximating $1,449,000 that is available to offset future taxable income, which expires beginning in 2017.

NOTE 13 – SUBSEQUENT EVENTS

Common Share Issuances

During January, 2012, the Company issued 50,000 common shares for $10,000 and 15,000 common shares to settle accounts payable of $1,500.

On February 27, 2012, the Company issued 750,000 common shares for services under a shareholder communication consulting agreement with a term of one year commencing March 1, 2012.

Convertible Note

On February 21, 2012, the Company borrowed $27,500 at 8% per annum, with the principal and accrued interest convertible into the Company’s common stock at 51% of the average of the three lowest trading prices of the Company’s common stock during the 30 trading days prior to the date of the conversion notice by the lender. The principal amount and accrued interest mature on November 23, 2012, after which the interest rate is 22%.

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

Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the material weaknesses as set out below.

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

The Company’s management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's internal controls over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”). Based on management’s evaluation, we concluded our internal control over financial reporting was not effective as of December 31, 2011 due to the following material weaknesses identified:

-	inadequate segregation of duties
-	lack of formal accounting policies and procedures that provide for multiple levels of review
-	limited capability to evaluate debt and equity instruments with conversion features to determine if embedded derivatives exist

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

The directors and executive officers currently serving the Company are:

Name	Age	Position Held

Brian L. Hauff	63	President, Chief Executive Officer, Director

Shengfeng Justin Wang	33	Chief Financial Officer, Secretary, Director

Hon. Charles Mayer	73	Director and Chairman

Weibiao Xu	42	Director

Karel Galland	67	Director

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

Weibiao Xu, Director (appointed on July 15, 2011)   Mr. Xu earned his Bachelor of Civil Engineering Degree in 1990 from Nanchang University, China and his Masters Degree in Monetary Banking in 1999 from Shanghai University of Finance and Economics, China. In 1990, Mr. Xu started his career with the China Construction Bank as an economist; from 1993 to 2005, he served as a branch director, a deputy director and the director of the China Construction Bank in the City of Kunshan. Since 2005, Mr. Xu’s substantial investment and management experience led him to work for private investment firms, acting as the CEO of Kunshan Jiahong Investment and Guaranty Co., Ltd. of China from 2005 to 2006 and as President of Kunshan Jiahong Investment & Guaranty Co., Ltd. of China from, 2006 to 2010.  From 2010 to the present, Mr. Xu has been the Director of Weibiao Xu and Associates, a People’s Republic of China Funding Group (“CFG”).   Mr. Xu was appointed as a director because of his knowledge as an economist, and his knowledge and understanding of the investment market especially his experiences in the Chinese finance and investment community.

Karel V. Galland, Director (appointed on June 14, 2011). Mr. Galland has substantial engineering and management experiences in areas such as plant design, project management, plant construction, plant start-ups and operation, and business development.  Mr Galland was the founder, and since 1995, he has been the President and the principal owner of ECOfluid Systems, Inc., a British Columbia corporation which is in the business of designing, building and operating wastewater treatment plants using proprietary treatment technology.   Mr. Galland was appointed as a director because of his knowledge and expertise in the wastewater treatment field and in particular because of his knowledge and experience with respect to the USBF Patent purchased by the Company.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past ten (10)  years in any of the following:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and

(8)
was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2011 and 2010

The following table provides certain information for the fiscal years ended December 31, 2009 and 2010 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brian L. Hauff, President, CEO, Director	2011 2010	60,000 5,000	-- --	-- --	-- --	-- --	-- --	-- --	60,000 5,000

Shengfeng Justin Wang(2), CFO, Director	2011 2010	42,000 3,500	-- --	-- --	-- --	-- --	-- --	-- --	42,000 3,500

Employment Agreements

None.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2011.

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

Discussion of Director Compensation

The Company did not pay any director compensation during the fiscal year ended December 31, 2011 in their capacity as directors of the Company.  The Company may begin to compensate its directors at some time in the future.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separate compensation committee.  During the fiscal year ended December 31, 2011, the entire board of directors participated in the deliberations of the board concerning executive compensation, including Brian L. Hauff, who is the Company’s President and Chief Executive Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information, as of December 31, 2011, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group.  The information relating to the ownership interests of such shareholders is provided after giving effect to the Reorganization.

Class	Beneficial Owner	Beneficial Ownership	Percentage

Common	Brian Hauff (1)(2)	5,000,000	8.98%
	797 Eyremount Dr.
	West Vancouver, BC
Common	Karel Galland (1)	2,000,000	3.59%
	Suite 209, 5589 Byrne Rd
	Vancouver, BC
Common	Weibiao Xu (1)	2,000,000	3.59%
	68 - 101 BaoDaoLiYuan Kunshan
	Jiangsu Province, China
Common	Shengfeng Justin Wang (1)(2)	2,000,000	3.59%
	1592 Chippendale Court
	West Vancouver, BC
Common	Jieyuan Wang (3)	2,000,000	3.59%
	1592 Chippendale Court
	West Vancouver, BC
Common	Charles J. Mayer (1)	200,000	0.36%
	106 Desjardins Road
	St. Francois Xavier, Manitoba
Common	Biwen Daisy Ye (4)	6,000,000	10.78%
	9160 Diamond Rd.
	Richmond, BC
Common	5240 Investments Ltd.(5)	7,000,000	12.57%
	Suite 2900-550 Burrard St.
	Vancouver, BC
Common	Asiamera Capital, Inc. (2)	2,600,000	4.67%
	9160 Diamond Rd.
	Richmond, BC
		28,800,000	51.73%

All officers and directors as a group (5 people)		21,800,000	39.15%

(1)  Officer and/or director
(2)  Mr. Brian Hauff and Mr. Shengfeng Justing Wang each owns 50% of Asiamera Capital, Inc.
(3)  Jieyuan Wang is the spouse of Shengfeng Justin Wang, of whose holdings Mr. Wang may be deemed to be the beneficial owner.
(4) Biwen Daisy Ye is the spouse of Brian Hauff, of whose holdings Mr. Hauff may be deemed to be the beneficial owner.
(5)   Robert Millar, LLB, owns and controls 100% of 5240 Investments Ltd.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 10, 2010, the Company issued a promissory note of $200,000 to a private company controlled by Mr. Weibiao Xu, which was unsecured, non-interest bearing and payable by June 30, 2011.  The promissory note was discounted at an imputed interest rate of 12% per annum for a total discount of $14,230.  During the year ended December 31, 2011, the Company recorded amortization of this discount of $11,054 and the discount was fully amortized as of December 31, 2011.

The proceeds of $200,000 were initially received as subscriptions received for the purchase of 800,000 common shares at $0.25 per share with the funds restricted for the acquisition of the world rights to the patent from ECO, and was converted to the promissory note when the proceeds were used as working capital. During the year ended December 31, 2011, the 800,000 common shares were issued after the acquisition of the world rights to retire the debt.

During the year ended December 31, 2011, the Company incurred management fees of $60,000 to the President of the Company and had a balance of $3,701 owed to Mr. Hauff for these fees at December 31, 2011.

During the year ended December 31, 2011, the Company incurred management fees of $42,000 to the CFO of the Company and had a balance of $38,643 owed to Mr. Wang for these fees at December 31, 2011.

During the year ended December 31, 2011, the Company incurred consulting fees of $22,766 to ECO and had a balance of $16,269 owed to ECO for these fees at December 31, 2011.

During the year ended December 31, 2011, Asiamera Capital Inc. (“Asiamera”), a private Nevada Company jointly owned by Mr. Hauff and Mr. Wang sold 500,000 common shares for nominal gross proceeds of $500 as compensation for consulting services engaged for the Company. The shares were valued at $0.30 per share for gross amount of $195,000, of which $194,350 was expensed. During the year ended December 31, 2011, Asiamera sold 1,000,000 common shares valued at $300,000 recorded as consulting fees to Mr. Galland for a nominal purchase price of $1,000. As of December 31, 2011 and December 31, 2010, payables owed by the Company to Asiamera were $153,395 and $154,200, respectively.

As of December 31, 2011, the Company has a payable to Mr. Galland of $50,000 related to the acquisition of the world rights to patents.

At December 31, 2011 and 2010 the Company had payables owed to former management of $8,643 incurred by Silicon prior to the completion of the share exchange agreement on November 9, 2010.

Related party transactions incurred during the normal course of the Company’s operations and are measured at the exchange amount, which is the amount agreed between the related parties.

The amounts owed to related parties are unsecured, non-interest bearing and due upon demand.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees by MaloneBailey, LLP for the audit of the Company's annual financial statements is expected at $8,000 for the fiscal year ended December 31, 2011.

The aggregate fees by Sadler, Gibb & Associates, LLC for the audit of the Company's annual financial statements was $4,000 for the fiscal year ended December 31, 2010.

Audit Related Fees

No audited related fees for the years ended December 31, 2011 and 2010.

Tax Fees

No tax fees for the years ended December 31, 2011 and 2010.

All Other Fees

The Company did not have any products and services other than the foregoing during the fiscal years ended 2011 and 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Audited Financial Statements for the fiscal year ended December 31, 2011.

(b)           Exhibits.

(a) Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

3.1	Articles of Incorporation incorporated by reference to the filing on Form 10-SB dated July 5, 2005.

3.2           Bylaws incorporated by reference to the filing on Form 10-SB dated July 5, 2005

3.3	Certificate of Amendment to Articles of Incorporation and Certificate of Name Change for Extraprovincial Company, incorporated by reference to the Current Report on Form 8-K filed September 9, 2011.

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

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Brian L. Hauff
Brian L. Hauff, Chief Executive Officer, Director

Date: April 16, 2012

By:  /S/ Shengfeng Justin Wang
Shengfeng Justin Wang, Chief Financial Officer, Director

Date: April 16, 2012